Form 10-Q
period 1995-03-03
PLYMOUTH RUBBER CO INC
filed 1995-04-17
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended     March 3, 1995     Commission File Number     1-5197


_____________________ Plymouth Rubber Company, Inc. ______________________
           (Exact name of registrant as specified in its charter)


              Massachusetts                         04-1733970
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)


      104 Revere Street, Canton, Massachusetts                02021
      (Address of principal executive offices)             (Zip Code)


                                 (617) 828-0220
             Registrant's telephone number, including area code


                                Not Applicable
(Former name, former address, and former fiscal year, if changed since last report).


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


Class A common stock, par value $1 - 810,586
Class B common stock, par value $1 - 839,767 (1)


(1)  Does not reflect 10% stock dividend declared March 7, 1995.

                       PLYMOUTH RUBBER COMPANY, INC.








PART I.  FINANCIAL INFORMATION


         Item 1.    Financial Statements:

                    Statement of Operations

                    Balance Sheet

                    Statement of Cash Flows

                    Notes To Financial Statements

         Item 2.    Management's   Discussion   and  Analysis  of
                    Financial Condition and Results of Operations


PART II. OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         PLYMOUTH RUBBER COMPANY, INC.
                            STATEMENT OF OPERATIONS

               (In Thousands Except Share and Per Share Amounts)
                                  (Unaudited)

                                                 First  Quarter  Ended
                                                 March 3,      Feb. 25,
                                                  1995           1994

Net Sales                                       $ 12,580    $  10,966

Cost and Expenses
  Cost of products sold                            9,571        8,381
  Selling, general and administrative              2,271        1,983

                                                  11,842       10,364
Operating income                                     738          602
Interest expense                                    (339)        (241)
Other income (expense)                               441           23

Income before taxes                                  840          384
Provision for income taxes                           (92)        (154)

Income before cumulative effect of
 changes in accounting principle                     748          230

Cumulative effect of changes in
 accounting principles, net                           --        1,274

Net income                                           748        1,504
Retained earnings (deficit) at
 beginning of period                              (6,234)     ( 9,438)

Less 10% stock dividend                           (1,445)          --

Retained earnings (deficit) at
 end of period                                  $ (6,931)   $ ( 7,934)


























                 See Accompanying Notes To Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
                            STATEMENT OF OPERATIONS

                          (Unaudited)     (Continued)



                                                  First  Quarter  Ended
                                                 March 3,       Feb. 25,
                                                  1995           1994
Per Share Data:

Primary Earnings Per Share:

Income before cumulative effect of
  changes in accounting principles                .36           .11

Cumulative effect of changes in
accounting principles, net                         --           .62

Net Income                                        .36           .73

Weighted average number of shares
outstanding                                    2,094,030      2,065,126


Fully Diluted Earnings Per Share:

Income before cumulative effect of
  changes in accounting principles                .36           .11

Cumulative effect of changes
in accounting principles, net                     --            .62

Net Income                                       .36            .73

Weighted average number of shares
outstanding                                    2,096,280      2,070,203






























                 See Accompanying Notes To Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
                                 BALANCE SHEET

                                 (In Thousands)

                                                March 3,         Dec. 2,
                                                 1995              1994
                                             (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                         $    --             $    --
Accounts receivable                             6,663               7,055
Allowance for doubtful accounts                  (521)               (540)
Inventories:
  Raw materials                                 2,128               2,102
  Work in process                               2,556               2,468
  Finished goods                                4,291               3,652
                                                8,975               8,222

Prepaid expenses and other current assets       2,048               2,083
  Total current assets                         17,165              16,820

Plant assets                                   28,010              27,523
Accumulated depreciation                      (20,409)            (20,124)
Net plant assets                                7,601               7,399
Other assets                                    4,157               4,179

  TOTAL ASSETS                               $ 28,923            $ 28,398

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving line of credit                     $  6,420            $  5,979
Trade accounts payable                          4,325               4,344
Accrued expenses                                3,350               3,649
Current portion of long-term obligations        1,071               1,156
Product warranties                                597                 616
  Total current liabilities                    15,763              15,744

Long-Term Liabilities
Term debt                                       3,562               3,752
Pension obligation payable                      4,863               4,894
Product warranties                                347                 384
Other liabilities                               1,869               1,905
  Total long-term liabilities                  10,641              10,935

STOCKHOLDERS' EQUITY
Preferred Stock                                    --                 --
Class A voting common stock                       810                 810
Class B non-voting common stock                 1,005                 814
Paid in capital                                 8,284               6,987
Retained earnings (deficit)                    (6,931)             (6,234)
Pension liability adjustment, net of tax         (392)               (392)
Deferred compensation                            (257)               (266)
  Total stockholders' equity                    2,519               1,719

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $ 28,923            $ 28,398













                 See Accompanying Notes To Financial Statements

                          PLYMOUTH RUBBER COMPANY, INC.
                            STATEMENT OF CASH FLOWS
                         (In Thousands)     (Unaudited)

                                                First  Quarter  Ended
                                               March 3,      Feb. 25,
                                                 1995          1994

Cash flows from operating activities:
  Net Income                                   $  748       $  1,504
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               285            256
      Amortization of deferred compensation         9              9
      Change in valuation allowance              (238)            --
     Cumulative effect of changes in
       accounting principles, net                  --         (1,274)
      Changes in assets and liabilities:
       Accounts receivable                        373          1,090
       Inventory                                 (753)          (102)
       Prepaid expenses                            35            108
       Other assets                                12              5
       Accounts payable                           (20)          (945)
       Accrued expenses                            (6)           (57)
       Pension obligation                          17             35
       Product warranties                         (56)           (92)
       Other liabilities                          (29)           (51)
  Net cash provided by (used in)
   operating activities                           377            486

Cash flows from investing activities:
  Capital expenditures                           (487)          (490)
  Net cash provided by (used in)
   investing activities                          (487)          (490)

Cash flows from financing activities:
  Net increase (decrease) in revolving
   line of credit                                 441            412
  Payments of term loan                          (209)          (249)
  Payments on capital leases                      (73)           (60)
  Payments on insurance financing                 (93)           (99)
  Proceeds from issuance of common stock           44             --
  Net cash provided by (used for)
   financing activities                           110              4

  Net change in cash                               --             --
Cash at the beginning of the period                --             --
Cash at the end of the period                  $   --       $     --



                Supplemental Disclosure of Cash Flow Information


Cash paid for interest                         $  242       $    246
Cash paid for income taxes                     $    2       $     91



                Supplemental Disclosure of Non-Cash Activities

Charge to retained earnings for stock dividend $  1,445     $   --






                 See Accompanying Notes To Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.



                       NOTES TO FINANCIAL STATEMENTS (Unaudited)


  (1) The Company, in its opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 2, 1994, November 26, 1993, and November 28, 1992, included in the Company's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K.

  (2) In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 95% of these warranties had expired prior to the end of 1994, with the last of the ten year warranties expiring in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter). The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience which resulted in additional charges to operations during 1994 and 1993 of $325,000,
          and $750,000, respectively.   Some warranty holders have filed claims
          or brought suits currently aggregating approximately $1,183,000 against the Company and others relating to alleged roof failures.
          The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are significantly in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $1 million reserve recorded at December 2, 1994 is adequate provision for the Company's remaining warranty obligations.

          The Company is the plaintiff in a legal action against one supplier of materials previously used in the Company's discontinued roofing systems. The Company has claimed substantial monetary damages based on the failure of the subject materials to perform as expected. No amount related to these claims has been included in the accompanying financial statements.

          The Company is also involved in other lawsuits and claims arising in the normal course of business, including one breach of express and implied warranty suit claiming damages of up to approximately $600,000 dollars. The suit, which includes a breach of contract and warranty claim against both a second defendant, (the direct seller of the product) and the Company, alleges as to the Company, that as a result of the failure of the Company's tape product, (as to which neither the plaintiff nor its direct supplier were a direct purchaser from the Company), the plaintiff lost a contract with its customer and suffered damages to its reputation. Management believes such claim is without merit and will vigorously defend against it. While the final outcome of this and other proceedings is uncertain, it is management's opinion that the ultimate liability, if any, for these matters should not have a material impact on the results of operations and the financial condition of the Company.

          The United States Environmental Protection Agency (EPA) has asserted four (4) claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in the United States District Court for the District of Massachusetts, the EPA began an action on or about March 1, 1990 in respect to the Superfund site

          PLYMOUTH RUBBER COMPANY, INC.


          NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued



          known as Re-Solve, Inc., of Dartmouth, Massachusetts. The Company has entered into a Consent Decree, (embodied in an order of Judgment entered October 14, 1992), requiring payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $52,000 and owes three payments of $16,000 in each of 1995 through 1997.


  On or about March 28, 1986, the Company was notified of potential liability with respect to the Cannons Engineering Corporation site in Bridgewater, Massachusetts, and the Cannons Engineering Corporation site in Plymouth, Massachusetts and of its alleged ranking number 128 of more than 300 generators. The Company had rejected offers of approximately $40,000 and approximately $24,000 to settle the matter, since such settlements would not have released the Company with respect to liability for any future clean-up at the sites in question. EPA has settled with a number of the generators who have, in turn threatened legal action against the Company. A reiteration of a 1991 contribution demand was made in 1994 by certain settling PRP's in the amount of $175,000. No actions have been filed by EPA or the settling parties against the Company. Based on all available information, as well as its prior experience, management believes a reasonable estimate of its ultimate liability is $50,000 and has accrued this amount in Other Liabilities in the accompanying Balance Sheet as of December 2, 1994.

  With respect to the third assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site
  which occurred between June 1, 1956, and January 25, 1974.   Revised
  volumetric assessments were made on or about July 7, 1993. The EPA has attributed 852,445 gallons of an aggregate of 48,953,983 gallons of waste volume to the Company (a 1.74% share). The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. This belief is based on the Company's facts and circumstances related to SRS, which are similar in many respects to those in the Re-Solve case. An SRS PRP Group, formed to negotiate the clean-up with EPA, has obtained consent to undertake the first phase of a remediation program, estimated to cost $3,600,000. Phase II, as proposed by EPA, is estimated to cost approximately $25,000,000, to be incurred over approximately a three-year period. The PRP Group opposes the Phase II proposal. While the Company has declined to participate in the PRP Group to date, its share (without adjustment for overstated attribution) of the Phase I remediation and the Phase II program, if it were adopted, would be a total of $570,000. The most currently available estimate is that the cost of the entire clean up will range from approximately $45 million to less than $70 million. Based on all available information as well as its prior experience, management believes a reasonable estimate of its ultimate liability is $400,000 and has accrued this amount in Other Liabilities in the accompanying Balance Sheet as of December 2, 1994. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company, and no direct dialogue with the EPA is expected before the end of 1995.

  On January 25, 1994, the Company received a notification dated January 21, 1994 of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the
    SRS Site to  the OSL Site.  Since the  Company is  alleged to  have shipped

     PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued



  materials to the SRS Site between 1956 and 1974, the EPA alleges that the
  Company is also a PRP of the OSL Site.   In addition, there were three (3)
  direct shippers to the site, the Town of Southington, General Electric, and
  Pratt & Whitney, as well as other transporters and/or  users.    Based on
  EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 380,710 gallons, or 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group has been formed; however, the Company has, to date, declined to participate in the PRP Group. The Company has learned that the PRP's have agreed among themselves to cap the liability of the "SRS Parties", (i.e. theindirect shippers, and the group to which the Company would belong), for the first phase of a clean-up at 24.5%; (the amount assessed the direct shippers and the other OSL Parties will be 51% and 24.5%, respectively). There is no publicly available information yet concerning Phase II ground water remediation costs; however, such costs are likely to be significant. Based on all available information as well as its prior experience, management believes a reasonable estimate of its ultimate liability for Phase I costs is $100,000 and has accrued this amount in Other Liabilities in the accompanying Balance Sheet as of December 2, 1994. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company, and no direct dialogue with the EPA is expected before the end of 1995.

  (3) Checks outstanding in excess of certain cash balances totaling $733,000 and $769,000 at March 3, 1995, and December 2, 1994, have been included in accounts payable.

 (4)     On March 7, 1995, the Company declared a 10% stock dividend on both
            Class A (voting) and Class B (non-voting) common stock. The dividend will be paid in Class B shares on May 23, 1995 to shareholders of record as of March 24, 1995. Retained earnings has been charged for
            $1,445,000 bases on the dividend value of $8.75 per share.   Cash
            will be paid in lieu of fractional shares using the closing price of Class B common stock on March 6, 1995, which is expected to be less than $1,000. Earnings per share have been adjusted to reflect the stock dividend declared. The common shares outstanding, and the common stock equivalents, are shown below

     Common and Common Equivalent Shares (Primary Basis):

                                           First  Quarter  Ended
                                           March 3,      Feb. 25,
                                            1995          1994

     Average shares outstanding           1,796,688     1,786,018
     Adjustments thereto (1)                297,342       279,108

                                          2,094,030     2,065,126

  Common and Common Equivalent Shares (Fully Diluted Basis):

     Average shares outstanding           1,796,688     1,786,018
     Adjustments thereto (2)                299,592       284,185

                                          2,096,280     2,070,203



     (1) Adjust for options and warrants under the treasury stock method using average market value during the period.

     (2) Same as (1) except using market value at the end of the period, if greater than the average market value during the period.

(5)     A deferred tax asset and a related valuation allowance was established at $6,069,000 and $3,475,000, respectively, at December 2, 1994 based upon estimates of future taxable income through fiscal 1997. The valuation allowance has been reduced by $238,000 to $3,237,000 at March 3, 1995 based upon estimates of future taxable income through the first quarter of fiscal 1998.

  (6) Certain reclassifications of prior year balances have been made to conform to the current presentation.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Net Sales at $12,580,000 were up 15% compared with the first quarter of 1994, which approximated the 1993 net sales, despite continuing capacity constraints. Sales increases were achieved for the domestic automotive, electrical contractor and export automotive markets.

  Operating income at $738,000 was up 23% ($136,000) from the corresponding period in 1994, which was down $300,000 from 1993, and reflects a 16% increase in gross profit (up $424,000) offset in part by a 15% increase in selling, general and administrative expenses (up $288,000). The gross margin remained unchanged on the higher sales volume, reflecting significantly higher raw material costs, and continued pricing pressures, as noted during the second half of 1994.

  Selling expenses increased 14% over the first quarter of 1994, which increased 10% over 1993, reflecting increases in advertising, freight, and salaries and fringe benefits of $30,000, $57,000 and $45,000, respectively. General and administrative expenses increased 15% from the first quarter of 1994, which decreased 12% from 1993, on increased salaries and fringe benefits (up $54,000) equipment rental (up $35,000), and supplies (up $20,000).

  Income before taxes at $840,000 is up $456,000 from the first quarter of 1994, reflecting the $136,000 increase in operating income noted above and a $418,000 increase in other income offset by a $98,000 increase in interest expense. Other income reflects a $395,000 favorable settlement of litigation related to the Company's previously discontinued Consumer Products Division. The increased interest expense is the result of increased loan volume and an increased interest rate of 267 basis points (as a result of increases in the prime rate) on monies borrowed on the Company's line of credit and term loan with its primary lender.

  Net income at $748,000 is down from the first quarter of 1994, which included a $1,274,000 net benefit from the cumulative effect of the Company's simultaneous adoption of Financial Accounting Standards #109 (FAS 109 - Accounting for Income Taxes) and #106 (FAS 106 - Employer Accounting for Postretirement Benefits Other Than Pensions). Current year net income includes a $238,000 recapture of a deferred tax valuation allowance, which resulted in an effective income tax rate of approximately 11%.

  The deferred tax valuation allowance was established at $3,475,000 as of December 2, 1994 based upon estimates of foreseeable future taxable income through fiscal 1997. The valuation allowance has been reduced by $238,000 to $3,237,000 at March 3,1995, based upon estimates of foreseeable future taxable income through the first quarter of fiscal 1998, and the incremental taxable income of $395,000 from the favorable litigation settlement.

  Working capital, at $1,403,000, increased $327,000, despite capital investment of $487,000 and a $190,000 reduction of term debt, on working capital generated by net income exclusive of the deferred tax valuation allowance recapture ($510,000), depreciation ($285,000) and the reduction of the gross deferred tax asset (included in Other Assets in the accompanying Balance Sheet) for utilization of Net Operating Loss Carryforwards ($248,000) associated with the first quarter's estimated taxable income.

  During the first quarter the net cash generated from operating activities was $377,000, compared to $486,000 during the first quarter of 1994. Cash provided from net income exclusive of the deferred tax asset valuation allowance recapture ($510,000), depreciation ($285,000), and the reduction of accounts receivable ($373,000) exceeded the cash used to increase inventory ($753,000) and reduce product warranties ($56,000). In accordance with the Company's agreement with its primary lender, all cash receipts were applied against the revolving loan. The $377,000 generated from operating activities along with the $441,000 increase in the revolving line of credit was used to finance capital investment ($487,000) and to pay down term debt, capital leases and financed insurance obligations.

  As of March 3, 1995, the Company had approximately $350,000 in unused borrowing capacity because of collateral limitations under its $9 million revolving line of credit. In the opinion of management, anticipated profits, as well as unused capacity under existing borrowing arrangements, will provide sufficient funds to meet the Company's needs during 1995, including working capital expansion to support Export sales growth, and investment in improved technology and capital equipment.

  PART II.  OTHER INFORMATION




  Item 1.      Legal Proceedings

          Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended December 2, 1994, and in Note 13 of the Notes To Financial Statements, contained in said Annual Report.

  Item 2.      Changes in Securities

          None

  Item 3.      Defaults upon Senior Securities

          Not Applicable

  Item 4.      Submission of Matters to a Vote of Security Holders

          Not Applicable

  Item 5.      Other Information

          None

  Item 6.      Exhibits and Reports on Form 8-K

          (a) Exhibits:  See Index to Exhibits

          (b) 1 - Not Applicable

                              SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.













                                   Plymouth Rubber Company, Inc.
                                             (Registrant)




                                            D. E. Wheeler
                                            D. E. Wheeler
                                               Vice President - Finance






  Date        April 14, 1995

                     PLYMOUTH RUBBER COMPANY, INC.

                               INDEX TO EXHIBITS




   (a)  Exhibits:

          Exhibit No.                        Description


         (2)        Not Applicable.

         (4)(i)     Promissory Note between Plymouth Rubber Company, Inc.,
                      and Mortgage Investors Corporation dated November 10, 1987 -- incorporated by reference to Exhibit (4)(i) of the Company's Annual Report on Form 10-K for the year ended November 28, 1992.

         (4)(ii)    Mortgage and Security Agreement between Plymouth Rubber
                      Company, Inc., and Mortgage Investors Corporation dated November 10, 1987 -- incorporated by reference to Exhibit
                      (4)(ii) of the Company's Annual Report on Form 10-K for the year ended November 28, 1992.

         (4)(iii)   Promissory Note between Plymouth Rubber Company, Inc. and
                      Thrift Institution Fund For Economic Development dated June 14, 1989 -- incorporated by reference to Exhibit
                      (4)(iii) to report on Form 10-Q for the quarter ended May 27, 1994.

         (4)(iv)    Loan and Security Agreement between Plymouth Rubber
                      Company, Inc., and Thrift Institution Fund For Economic Development dated June 14, 1989 -- incorporated by reference to Exhibit (4)(iv) to report on Form 10-Q for the quarter ended May 27, 1994.

         (4)(v)     Mortgage Note between Plymouth Rubber Company, Inc., and
                      the Board of Education of Charles County, Maryland, dated November 1, 1991 -- incorporated by reference to Exhibit
                      (2)(xiii) to Report on Form 10-Q for the Quarter ended May 30, 1992.

         (4)(vi)    Amendment to Promissory Note and Security Documents
                      between Plymouth Rubber Company, Inc., and SL Mortgage Company, Limited Partnership, assignee to Mortgage Investors Corporation, dated April 6, 1992 -- incorporated by reference to Exhibit (4)(xv) of the Company's Annual Report on Form 10-K for the year ended November 28, 1992.

         (4)(vii)   Second Amendment to Promissory Note and Security
                      Documents between Plymouth Rubber Company, Inc., and SL Mortgage Company, Limited Partnership, assignee to Mortgage Investors Corporation, dated February 9, 1993 -- incorporated by reference to the Report on Form 8-K with cover page dated February 9, 1993.

         (4)(viii)  Promissory Note between Plymouth Rubber Company, Inc., and Foothill Capital Corporation dated October 1, 1993 -- incorporated by reference to Exhibit (2)(i) to the Report on Form 8-K with cover page dated October 1, 1993.

         (4)(ix)    Loan and Security Agreement between Plymouth Rubber
                      Company, Inc., and Foothill Capital Corporation dated October 1, 1993 -- incorporated by reference to Exhibit
                      (2)(ii) to the Report on Form 8-K with cover page dated
                                            October 1, 1993.

                       PLYMOUTH RUBBER COMPANY, INC.

                               INDEX TO EXHIBITS

                                  (Continued)



   (a)  Exhibits:

        Exhibit No.                        Description


         (4)(x)     Amendment to Promissory Note between Plymouth Rubber
                      Company, Inc., and Thrift Institutions Fund For Economic Development dated November 30, 1993 -- incorporated by reference to Exhibit (4)(x) to Report on 10-K for the year ended November 26, 1993.

        (10)(i)     1982 Employee Incentive Stock Option Plan -- incorporated
                      by reference to Exhibit (10)(i) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

        (10)(ii)    General Form of Deferred Compensation Agreement entered
                      into between the Company and certain officers -- incorporated by reference to Exhibit (10)(ii) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

        (10)(iii)   Option Agreement between Plymouth Rubber Company, Inc.,
                      and SL Mortgage Company, Limited Partnership -- incorporated by reference to Exhibit (10)(iii) of the Company's Annual Report on Form 10-K for the year ended November 28, 1992.

        (10)(iv)    1992 Employee Incentive Stock Option Plan -incorporated
                      by reference to Exhibit (10)(iv) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

        (11)        Not applicable

        (15)        Not applicable

        (18)        Not applicable

        (19)        Not applicable

        (22)        Not applicable

        (23)        Not applicable

        (24)        Not applicable

        (27)        Financial data schedule for the three months ended
                      March 3, 1995.