Form 10-Q/A
period 1995-03-03
PLYMOUTH RUBBER CO INC
filed 1995-04-18
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q/A


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

                       PLYMOUTH RUBBER COMPANY, INC.

Plymouth Rubber Company, Inc. hereby amends Part 1, Item 1 on Form 10-Q for the fiscal quarter ended March 3, 1995.


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
                                  (Unaudited)

                                                 First  Quarter  Ended
                                                 March 3,      Feb. 25,
                                                  1995           1994

Net Sales                                       $ 12,580    $  10,966

Cost and Expenses
  Cost of products sold                            9,571        8,381
  Selling, general and administrative              2,271        1,983

                                                  11,842       10,364
Operating income                                     738          602
Interest expense                                    (339)        (241)
Other income (expense)                               441           23

Income before taxes                                  840          384
Provision for income taxes                           (92)        (154)

Income before cumulative effect of
 changes in accounting principle                     748          230

Cumulative effect of changes in
 accounting principles, net                           --        1,274

Net income                                           748        1,504
Retained earnings (deficit) at
 beginning of period                              (6,234)     ( 9,438)

Less 10% stock dividend                           (1,466)          --

Retained earnings (deficit) at
 end of period                                  $ (6,952)   $ ( 7,934)




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



See Accompanying Notes To Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
                                 BALANCE SHEET

                                 (In Thousands)

                                                March 3,         Dec. 2,
                                                 1995              1994
                                             (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                         $    --             $    --
Accounts receivable                             6,663               7,055
Allowance for doubtful accounts                  (521)               (540)
Inventories:
  Raw materials                                 2,128               2,102
  Work in process                               2,556               2,468
  Finished goods                                4,291               3,652
                                                8,975               8,222

Prepaid expenses and other current assets       2,048               2,083
  Total current assets                         17,165              16,820

Plant assets                                   28,010              27,523
Accumulated depreciation                      (20,409)            (20,124)
Net plant assets                                7,601               7,399
Other assets                                    4,157               4,179

  TOTAL ASSETS                               $ 28,923            $ 28,398

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving line of credit                     $  6,420            $  5,979
Trade accounts payable                          4,325               4,344
Accrued expenses                                3,350               3,649
Current portion of long-term obligations        1,071               1,156
Product warranties                                597                 616
  Total current liabilities                    15,763              15,744

Long-Term Liabilities
Term debt                                       3,562               3,752
Pension obligation payable                      4,863               4,894
Product warranties                                347                 384
Other liabilities                               1,869               1,905
  Total long-term liabilities                  10,641              10,935

STOCKHOLDERS' EQUITY
Preferred Stock                                    --                 --
Class A voting common stock                       810                 810
Class B non-voting common stock                 1,005                 814
Paid in capital                                 8,305               6,987
Retained earnings (deficit)                    (6,952)             (6,234)
Pension liability adjustment, net of tax         (392)               (392)
Deferred compensation                            (257)               (266)
  Total stockholders' equity                    2,519               1,719

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $ 28,923            $ 28,398



                 See Accompanying Notes To Financial Statements

                          PLYMOUTH RUBBER COMPANY, INC.
                            STATEMENT OF CASH FLOWS
                         (In Thousands)     (Unaudited)

                                                First  Quarter  Ended
                                               March 3,      Feb. 25,
                                                 1995          1994

Cash flows from operating activities:
  Net Income                                   $  748       $  1,504
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               285            256
      Amortization of deferred compensation         9              9
      Change in valuation allowance              (238)            --
     Cumulative effect of changes in
       accounting principles, net                  --         (1,274)
      Changes in assets and liabilities:
       Accounts receivable                        373          1,090
       Inventory                                 (753)          (102)
       Prepaid expenses                            35            108
       Other assets                                12              5
       Accounts payable                           (20)          (945)
       Accrued expenses                            (6)           (57)
       Pension obligation                          17             35
       Product warranties                         (56)           (92)
       Other liabilities                          (29)           (51)
  Net cash provided by (used in)
   operating activities                           377            486

Cash flows from investing activities:
  Capital expenditures                           (487)          (490)
  Net cash provided by (used in)
   investing activities                          (487)          (490)

Cash flows from financing activities:
  Net increase (decrease) in revolving
   line of credit                                 441            412
  Payments of term loan                          (209)          (249)
  Payments on capital leases                      (73)           (60)
  Payments on insurance financing                 (93)           (99)
  Proceeds from issuance of common stock           44             --
  Net cash provided by (used for)
   financing activities                           110              4

  Net change in cash                               --             --
Cash at the beginning of the period                --             --
Cash at the end of the period                  $   --       $     --



                Supplemental Disclosure of Cash Flow Information


Cash paid for interest                         $  242       $    246
Cash paid for income taxes                     $    2       $     91



                Supplemental Disclosure of Non-Cash Activities

Charge to retained earnings for stock dividend $1,466       $   --






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

 (4)     On March 7, 1995, the Company declared a 10% stock dividend on both
            Class A (voting) and Class B (non-voting) common stock. The dividend will be paid in Class B shares on May 23, 1995 to shareholders of record as of March 24, 1995. Retained earnings has been charged for
            $1,466,000 bases on the dividend value of $8.875 per share.   Cash
            will be paid in lieu of fractional shares using the closing price of Class B common stock on March 6, 1995, which is expected to be less than $1,000. Earnings per share have been adjusted to reflect the stock dividend declared. The common shares outstanding, and the common stock equivalents, are shown below

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

Date    April 18, 1995