Form 10-Q
period 1995-06-02
PLYMOUTH RUBBER CO INC
filed 1995-07-14
CIK 79225

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM  10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934






   For Quarter Ended June 2, 1995        Commission File Number     1-5197


                      Plymouth Rubber Company, Inc.
       (Exact name of registrant as specified in its charter)


            Massachusetts                          04-1733970
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)


     104 Revere Street, Canton, Massachusetts    02021
     (Address of principal executive offices)  (Zip Code)


                              (617) 828-0220
            Registrant's telephone number, including area code


                         Not Applicable
(Former name, former address, and former fiscal year, if changed since last report).


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


                            Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


Class A common stock , par value $1 -   810,586
Class B common stock,  par value $1 - 1,054,201

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

PART 1.   FINANCIAL INFORMATION

 Item 1.  Financial Statements


                        PLYMOUTH RUBBER COMPANY, INC.
                          STATEMENT OF OPERATIONS

             (In Thousands Except Share and Per Share Amounts)
                                (Unaudited)
                         Second Quarter Ended       Six Months Ended
                           June 2,     May 27,     June 2,     May 27,
                            1995        1994        1995        1994



Net sales                 $ 13,948    $ 13,534    $ 26,528   $ 24,500

Cost and Expenses
  Cost of products sold     10,619      10,005      20,190     18,388
  Selling, general and
   administrative            2,170       2,382       4,441      4,363
                            12,789      12,387      24,631     22,751
Operating income             1,159       1,147       1,897      1,749
Interest expense              (354)       (248)       (693)      (489)
Other income (expense),net      (5)         15         436         38

Income before taxes            800         914       1,640      1,298
Provision for income taxes     (76)        (14)       (168)      (168)

Income before cumulative
  effect of changes in
  accounting principle         724         900       1,472      1,130

Cumulative effect of
changes in accounting
principle,net                  --          --          --       1,274

Net income                     724         900       1,472      2,404
Retained earnings(deficit)
at beginning of period      (6,952)     (7,934)     (6,234)    (9,438)

Less 10% stock dividend        --          --       (1,466)       --

Retained earnings(deficit)
  at end of period        $ (6,228)   $ (7,034)   $ (6,228)  $ (7,034)



Per Share Data:

Income before cumulative
  effect of changes in
  accounting principle           .35        .43         .70       .55

Cumulative effect of
changes in accounting
principle,net                    --          --          --       .61

Net income                       .35        .43         .70      1.16

Weighted average number of
  shares outstanding       2,095,240   2,079,549    2,094,628   2,072,105







              See Accompanying Notes To Financial Statements

                      PLYMOUTH RUBBER COMPANY,  INC.
                               BALANCE SHEET
                             (In Thousands)

                                              June 2,           Dec. 2,
                                               1995               1994
                                            (Unaudited)

ASSETS
Current Assets:
Cash                                         $      -          $      -
Accounts receivable                              7,140             7,055
Allowance for doubtful accounts                   (527)             (540)
Inventories:
  Raw materials                                  2,394             2,102
  Work in process                                2,439             2,468
  Finished goods                                 4,816             3,652
                                                 9,649             8,222

Prepaid expenses and other current assets        1,908             2,083
Total current assets                            18,170            16,820

Plant assets                                    28,232            27,523
Accumulated depreciation                       (20,693)          (20,124)
Net plant assets                                 7,539             7,399
Other assets                                     4,162             4,179

  TOTAL ASSETS                               $  29,871         $  28,398


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving line of credit                     $   6,273        $   5,979
Trade accounts payable                           4,563            4,344
Accrued expenses                                 3,523            3,649
Current portion of long-term obligations         1,075            1,156
Product warranties                                 636              616
  Total current liabilities                     16,070           15,744

Long-Term Liabilities:
Term debt                                        3,312            3,752
Pension obligation payable                       4,842            4,894
Product warranties                                 291              384
Other liabilities                                2,056            1,905
  Total long-term liabilities                   10,501           10,935

Stockholders' Equity:
Preferred stock                                     -                -
Class A voting common stock                        810              810
Class B non-voting common stock                  1,054              814
Paid in capital                                  8,303            6,987
Retained earnings (deficit)                     (6,228)          (6,234)
Pension liability adjustment, net of tax          (392)            (392)
Deferred compensation                             (247)            (266)
  Total stockholders' equity                     3,300            1,719

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $  29,871        $  28,398













              See Accompanying Notes To Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
                          STATEMENT OF CASH FLOWS
                      (In Thousands)     (Unaudited)


                                                     Six Months Ended
                                                  June 2,          May 27,
                                                   1995             1994

Cash flows from operating activities:
  Net Income                                    $   1,472      $   2,404
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                   569            535
      Amortization of deferred compensation            19             19
      Change in valuation allowance                  (476)          (350)
      Cumulative effect of changes in
       accounting principle, net                      --          (1,274)
       Changes in assets and liabilities:
       Accounts receivable                            (98)           (16)
       Inventory                                   (1,427)          (596)
       Prepaid expenses                               175            296
       Other assets                                    10            (57)
       Accounts payable                               218           (444)
       Accrued expenses                               512            360
       Pension obligation                             (33)            34
       Product warranties                             (73)          (166)
       Other liabilities                              (17)           (67)
  Net cash provided by (used in)
   operating activities                               851            678

Cash flows from investing activities:
  Capital expenditures                               (709)          (673)
  Sale/leaseback of plant assets                      223            --
  Net cash provided by (used in)
  investing activities                               (486)          (673)

Cash flows from financing activities:
  Net increase (decrease) in revolving
   line of credit                                     294            801
  Payments on term loan                              (459)          (499)
  Payments on capital leases                         (116)          (120)
  Payments on insurance financing                    (174)          (187)
  Proceeds from issuance of common stock               90             --
  Net cash provided by (used for)
   financing activities                              (365)            (5)

  Net change in cash                                  --              --
Cash at the beginning of the period                   --              --
Cash at the end of the period                $        --        $     --


             Supplemental Disclosure of Cash Flow Information

Cash paid for interest                       $     593          $    481
Cash paid for income taxes                   $      90          $    197


              Supplemental Disclosure of Non-Cash Activities:

Charge to retained earnings
 for stock dividend                          $   1,466          $     --







              See Accompanying Notes To Financial Statements

                     PLYMOUTH RUBBER COMPANY, INC.

     NOTES TO FINANCIAL STATEMENTS  (Unaudited)


(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 2, 1994, November 26, 1993, and November 28, 1992, included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2) In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 95% of these warranties had expired prior to the end of 1994, with the last of the ten year warranties expiring in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter). The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience which resulted in additional charges to operations
     during 1994 and 1993 of $325,000, and $750,000, respectively.   Some
     warranty holders have filed claims or brought suits currently aggregating approximately $1,183,000 against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are significantly in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $927,000 reserve recorded at June 2, 1995 is adequate provision for the Company's remaining warranty obligations.

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

     The United States Environmental Protection Agency (EPA) has asserted four claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in the United States District Court for the District of Massachusetts, the EPA began an action on or about March 1, 1990 in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts. The Company has entered into a Consent Decree, (embodied in an order of Judgment entered October 14, 1992), requiring payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $52,000 and owes three payments of $16,000 in each of 1995 through 1997.

                       PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


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

     On January 25, 1994, the Company received a notification dated January 21, 1994 of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site between 1956 and 1974, the EPA alleges
     that the Company is also a PRP of the OSL Site.   In addition, there were
     three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or
     users.    Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 380,710 gallons, or 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS

                       PLYMOUTH RUBBER COMPANY, INC.



     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


     prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group has been formed; however, the Company has, to date, declined to participate in the PRP Group. The Company has learned that the PRP's have agreed among themselves to cap the liability of the "SRS Parties", (i.e. the indirect shippers, and the group to which the Company would belong), for the first phase of a clean-up at 24.5%; (the amount assessed the direct shippers and the other OSL Parties will be 51% and 24.5%, respectively). There is no publicly available information yet concerning Phase II ground water remediation costs; however, such costs are likely to be significant. Based on all available information as well as its prior experience, management believes a reasonable estimate of its ultimate liability for Phase I costs is $100,000 and has accrued this amount in Other Liabilities in the accompanying Balance Sheet as of December 2, 1994. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company, and no direct dialogue with the EPA is expected before the end of 1995.


(3) Checks outstanding in excess of certain cash balances totaling $433,000 and $598,000 at June 2, 1995, and December 2, 1994, have been included in accounts payable.


(4) On March 7, 1995, the Company declared a 10% stock dividend on both Class A (voting) and Class B (non-voting) common stock. The dividend was paid in Class B shares on May 23, 1995 to shareholders of record as of March 24, 1995. Retained earnings has been charged for $1,466,000 based on the dividend value of $8.875 per share. Cash was paid in lieu of fractional shares using the closing price of Class B common stock on March 6, 1995, and was less than $1,000. Earnings per share was adjusted to reflect the stock dividend paid. The common shares outstanding, and the common stock equivalents, are shown below.

     Common and Common Equivalent Shares:

                                 Second Quarter Ended     Six Months Ended
                                  June 2,     May 27,     June 2,    May 27,
                                   1995        1994        1995          1994

     Average shares outstanding  1,847,743  1,786,018    1,822,174  1,786,018
     Adjustments thereto(A)        247,497    293,531      272,454    286,087
     Weighted average shares
       outstanding               2,095,240  2,079,549    2,094,628  2,072,105


   (A) Adjust for options and warrants under the treasury stock method using average market value during the period.

                       PLYMOUTH RUBBER COMPANY, INC.

(5) A deferred tax asset and a related valuation allowance was established at $6,069,000 and $3,475,000, respectively, at December 2, 1994 based upon estimates of future taxable income through fiscal 1997. The valuation allowance has been reduced by $476,000 to $2,999,000 at June 2, 1995 based upon estimates of future taxable income through the second quarter of fiscal 1998.

(6) Certain reclassifications of prior year balances have been made to conform to the current presentation.

     Subsequent Events

(7) Reference is made to those certain claims asserted by the United States Environmental Protection Agency ("EPA") and the information contained in
     Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended December 2, 1994, and in Note 13 of the Notes To Financial Statements contained in said Annual Report and as further described in
     Item 1 of the Company's Quarterly Report for the quarter ended March 3, 1995 and in Note 2 to the Financial Statements contained in said Quarterly Report.

     With respect to the claim asserted by the EPA identified as the Solvent Recovery Service of New England ("SRS") site, on or about June 19, 1995, the Company received an "Invitation to Perform a Remedial Investigation/Feasibility Study,", ("RI/FS")," and Non-Time Critical Removal Action", ("NTCRA"), from the EPA in which the EPA invites all PRP's to perform or finance a RI/FS and a NTCRA. In addition, the EPA stated its intention to negotiate exclusively with the SRS site PRP Group, to issue a draft administrative order and statement of work regarding the RI/FS and NTCRA within thirty (30) days of the letter, and to require responses thereto within thirty (30) days and to continue negotiation with the PRP Group for an additional forty-five (45) days. The Company is currently evaluating its position with regard to this matter.

     With respect to the claim asserted by the EPA identified as the Old Southington Landfill, ("OSL") site, on or about June 20, 1995, the Company executed agreements and paid a $3,000 assessment to become a participant in the Joint Defense Group of OSL/SRS "transshipper" PRPs and in the Alternative Dispute Resolution Process.

     With respect to the claims asserted by the EPA and a certain settling PRP and identified as the Cannons Engineering Corporation ("Cannons") site, the Company received notification that a lawsuit was filed against it on June 23, 1995 in the United States District Court for the District of Massachusetts by Olin Hunt Specialty Products, Inc., ("Olin"). Olin seeks to recover contribution under Section 113 of the CERCLA, (42 U.S.C. Section
     9613), as a result of a settlement entered into on June 26, 1992 between Olin et al. and the United States, the State of New Hamphsire, and the Commonwealth of Massachusetts, (the "Governments") for reimbursement of the Governments' response costs in connection with the Cannons site.
     The Company intends to vigorously defend this matter; however, it is impossible to determine the Company's total liability or responsibility at this time.

                       PLYMOUTH RUBBER COMPANY, INC.

     With respect to that certain EPA matter concerning the elimination of use of certain underground storage tanks located at the Company's manufacturing facility as to which the Company received a Notice of Responsibility from the Massachusetts Department of Environmental Protection ("DEP"), the Company has adjusted its estimate of the costs for such activity to not exceed the sum of Two Hundred and Fifty Thousand ($250,000) Dollars, which resulted in the recording of an increase to the reserves of $75,000 in the quarter ended June 2, 1995.

     Reference is made to certain other lawsuits arising in the normal course of business, including one breach of express and implied warranty suit claiming damages of up to approximately $600,000 dollars, described in
     Note 13 of the Notes to the Financial Statements contained in the Company's Annual Report on Form 10-K for its fiscal year ended December 2, 1994. On or about May 26, 1995 the aforementioned breach of express and implied warranty suit was settled and dismissed with prejudice, without the Company making any further payment.

    Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations.


      FIRST SIX MONTHS, 1995 COMPARED WITH FIRST SIX MONTHS, 1994




    Despite continuing capacity constraints, net sales for the six months ending June 2, 1995, at $26,528,000, were up 8% from the prior year, which exceeded 1993 net sales by 3%. Significant sales increases were achieved for the Domestic Automotive, Electrical Contractor, and Export markets, offset in part by shortfalls in other markets. Sales to the Domestic Automotive and Export markets each increased 20% over the prior year's first six months, representing 46% and 11% of the period's sales. In addition to increasing sales in the first six months, the Company increased finished goods inventories by approximately $1,200,000, both to service current demand, and to support the new "global" contract with the Delphi Packard Electric Division of General Motors. The Packard portion of this inventory increase is to service Packard operations on a "just in time basis" in 15 countries in Europe, North Africa, and the Middle East. In response to the increased demand, the Company has both modified work schedules and accelerated its capital investment program. If current level of demand continues, the Company expects continued sales growth in the last six months of the year.

    Operating income at $1,897,000, was up 8% ($148,000) from the corresponding period of 1994 (which was down $440,000 from 1993), and reflects a 4% increase in gross profit (up $226,000), offset in part by a 2% increase in Selling, General and Administrative expenses (up $78,000). Despite favorable volume variances, gross margin decreased one point on the higher sales volume, due primarily to significantly higher raw material costs, only a part of which have been passed through in product pricing. In addition, reserves pertaining to the removal of certain storage tanks at the Canton facility were increased by $75,000.

    Selling expenses increased 14% over the first six months of the prior year, which increased 10% over 1993, reflecting higher advertising, freight, salaries and fringe benefits, and travel expenses of $70,000, $107,000, $84,000, and $43,000, respectively. General and administrative expenses, exclusive of a $250,000 recovery from an insurance settlement, decreased 1% from the prior year's first six months, on reduced incentive compensation and professional fees, offset in part by increased supplies and computer equipment rental. In addition, the prior year's period included charges approximating $275,000, inclusive of legal costs, for settlement of litigation arising from the Company's previously discontinued coated fabrics business, and included a partial recapture of a provision for doubtful accounts.

    Income before taxes at $1,640,000 is up 26% ($342,000) from the prior year's first six months, reflecting the 8% increase in operating income, noted above, and a $398,000 increase in other income, offset in part by a $204,000 increase in interest expense. Other income reflects a $395,000 favorable settlement of litigation related to the Company's previously discontinued Consumer Products Division. The increased interest expense is the result of increased loan volume and an increased rate of 258 basis points (as a result of increases in the prime rate) on monies borrowed on the Company's line of credit and term loan with its primary lender.

    Net income, is up $342,000 (30%) from the first six months of the prior year, exclusive of the $1,274,000 net benefit from cumulative effect of the Company's simultaneous adoption of Financial Accounting Standards #109 (FAS 109 - Accounting for Income Taxes), and #106 (FAS 106 - Employers' Accounting for Postretirement Benefits Other than Pensions). Current year net income includes a $476,000 recapture of deferred tax valuation allowance, which resulted in an effective income tax rate of approximately 10%. The prior year's first six months tax rate approximated 13%.

      FIRST SIX MONTHS, 1995 COMPARED WITH FIRST SIX MONTHS, 1994

                              (Continued)





    The deferred tax valuation allowance was established at $3,475,000, as of December 2, 1994, based upon estimates of foreseeable future taxable income through fiscal 1997. The valuation allowance has been reduced by $476,000 to $2,999,000 as of June 2, 1995, based upon estimates of foreseeable future taxable income through the second quarter of fiscal 1998, and the incremental taxable income of $645,000 from the favorable litigation and insurance settlements outlined above.

    During the first two quarters, net cash generated from operating activities was $851,000, compared to $678,000 during the first six months of the prior year. Cash provided by net income, exclusive of deferred tax asset valuation allowance recapture ($996,000), depreciation ($569,000), and the increases in accrued expenses ($512,000), exceeded the cash used to increase inventory and accounts receivable ($1,427,000 and $98,000, respectively), and reduce product warranties ($73,000). In accordance with the Company's agreement with its primary lender, all cash receipts were applied against the revolving loan. The $851,000 generated from operating activities, the $294,000 increase in loans under the revolving line of credit, and a $223,000 sale and lease back of new production equipment, were used to finance capital investment ($709,000) and to pay down term debt, capital leases, and financed insurance obligations.

    In the remaining months of fiscal 1995, management intends to increase capital investment by an estimated additional $1,100,000 to continue to expand capacity, to improve quality and to lower costs with the long term goals of world-class quality and cost. As of June 2, 1995, the Company had approximately $600,000 in unused borrowing capacity, because of collateral limitations under its $9 million revolving line of credit. In the opinion of management, anticipated profits, as well as unused capacity under existing borrowing arrangements, will provide sufficient funds to meet the Company's needs during 1995, including working capital expansion to support sales growth and investment in improved technology and capital equipment.

        SECOND QUARTER, 1995 COMPARED WITH SECOND QUARTER, 1994




    Despite continuing capacity constraints in the first half of the quarter, net sales at $13,948,000 were up 3% from the prior year's second quarter, which itself exceeded the 1993 second quarter by 7%. Significant sales increases were achieved in the Domestic Automotive and Export markets (up 17% and 30%, respectively), which were partially offset by shortfalls in the Original Equipment Manufacturers and Utility markets.

    Operating income at $1,159,000 was virtually unchanged from the prior year's second quarter and reflects a $200,000 decrease in gross profit, offset by a $212,000 reduction in Selling, General and Administrative expenses. Included is a $175,000 net gain from an insurance settlement and an increase in reserves for tank removal at the Company's Canton facility. The decreased gross profit reflects a margin reduction of two points on the higher sales due primarily to significantly increased raw material costs despite the Company's emphasis on cost reductions. In addition, tank removal reserves were increased $75,000 during the quarter as noted above.

    Selling expenses increased 15% over the prior year's second quarter, on increased advertising, freight, salaries and fringe benefits, and travel expenses - up $40,000, $50,000, $39,000, and $21,000, respectively. General and Administrative expenses, exclusive of the $250,000 favorable insurance settlement, decreased 14% from the prior year's second quarter, reflecting reduced incentive compensation and professional fees. Included in the prior year's second quarter were charges approximating $275,000, inclusive of legal costs, pertaining to a settlement of litigation arising from the Company's previously discontinued coated fabrics business, and a partial recapture of a provision for doubtful accounts.

    Income before taxes at $800,000 is down $114,000 from the prior year's second quarter, reflecting a flat operating income, significantly reduced by a 43% increase in interest expense and a $20,000 reduction in other income. The increased interest expense is the result of increased loan volume and an increased rate of 250 basis points (as a result of increases in the prime rate) on monies borrowed on the Company's line of credit and term loan with its primary lender.

    Net Income at $724,000 is down 20% from the prior year's second quarter, reflecting the reduced income before taxes and a higher tax rate. The current year's net income includes a $238,000 recapture of deferred tax valuation allowance, which resulted in an effective income tax rate of approximately 10%, as compared with the prior year's second quarter, which benefited from a 2% rate generated by a $350,000 benefit from the recapture of deferred tax valuation allowance.

PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings


          Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended December 2, 1994, and in Note 13 of the Notes to Financial Statements, contained in said Annual Report.

          Reference is made to those certain claims asserted by the United States Environmental Protection Agency ("EPA") and the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended December 2, 1994, and in Note 13 of the Notes To Financial Statements contained in said Annual Report and as further described in Item 1 of the Company's Quarterly Report for the quarter ended March 3, 1995 and in Note 2 to the Financial Statements contained in said Quarterly Report.

          With respect to the claim asserted by the EPA identified as the Solvent Recovery Service of New England ("SRS") site, on or about June 19, 1995, the Company received an "Invitation to Perform a Remedial Investigation/Feasibility Study,", ("RI/FS")," and Non-Time Critical Removal Action", ("NTCRA"), from the EPA in which the EPA invites all PRP's to perform or finance a RI/FS and a NTCRA. In addition, the EPA stated its intention to negotiate exclusively with the SRS site PRP Group, to issue a draft administrative order and statement of work regarding the RI/FS and NTCRA within thirty (30) days of the letter, and to require responses thereto within thirty
          (30) days and to continue negotiation with the PRP Group for an additional forty-five (45) days. The Company is currently evaluating its position with regard to this matter.

          With respect to the claim asserted by the EPA identified as the Old Southington Landfill, ("OSL") site, on or about June 20, 1995, the Company executed agreements and paid a $3,000 assessment to become a participant in the Joint Defense Group of OSL/SRS "transshipper" PRPs and in the Alternative Dispute Resolution Process.

          With respect to the claims asserted by the EPA and a certain settling PRP and identified as the Cannons Engineering Corporation ("Cannons") site, the Company received notification that a lawsuit was filed against it on June 23, 1995 in the United States District Court for the District of Massachusetts by Olin Hunt Specialty Products, Inc., ("Olin"). Olin seeks to recover contribution under Section 113 of the CERCLA, (42 U.S.C. Section 9613), as a result of a settlement entered into on June 26, 1992 between Olin et al. and the United States, the State of New Hamphsire, and the Commonwealth of Massachusetts, (the "Governments") for reimbursement of the Governments' response costs in connection with the Cannons site. The
          Company intends   to vigorously  defend this matter; however, it is
          impossible to determine the Company's total liability or responsibility at this time.

          With respect to that certain EPA matter concerning the elimination of use of certain underground storage tanks located at the Company's manufacturing facility as to which the Company received a Notice of Responsibility from the Massachusetts Department of Environmental Protection ("DEP"), the Company has adjusted its estimate of the costs for such activity to not exceed the sum of Two Hundred and Fifty Thousand (250,000) Dollars.

Item 2.   Changes in Securities

          None


Item 3.   Defaults upon Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting was held on April 20, 1995. The following members were elected to the Company's Board of Directors to hold office for the ensuing three year term:

               Nominee             In Favor       Withheld

          Susan Y. Friedman         758,265           163
          Joseph D. Hamilburg       758,265           163

          The results on the voting of the following additional items were as follows:

          The ratification of Plymouth Rubber Company, Inc. 1995 Non-Employee Director Stock Option Plan:

          In Favor       Opposed        Abstain        No Vote

          501,081         37,756           453          219,138

          The ratification of Plymouth Rubber Company, Inc. 1995 Employee Incentive Stock Option Plan:

          In Favor       Against        Abstain        No Vote

           502,009        36,556           725          219,138

          The ratification of the appointment of Price Waterhouse as independent auditors of the Company for the next fiscal year:

          In Favor       Opposed        Abstain        No Vote

          757,840            75            513               0

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  See Index To Exhibits
          (b)  Not Applicable

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














Date:        July 13, 1995

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

           (4)(iii) Promissory Note between Plymouth Rubber Company, Inc., and Thrift Institution Fund for Economic Development dated June 14, 1989 -- incorporated by reference to Exhibit (4)(iv) to report on Form 10-Q for the quarter ended May 27, 1994.

           (4)(iv) Loan and Security Agreement between Plymouth Rubber Company, Inc. and Thrift Institution Fund for Economic Development dated June 14, 1989 -- incorporated by reference to Exhibit (4)(iv) to report on Form 10-Q for the quarter ended May 27, 1994.

           (4)(v) Mortgage Note between Plymouth Rubber Company, Inc. and the Board of Education of Charles County, Maryland, dated November 1, 1991 -- incorporated by reference to Exhibit (2)(xiii) to Report on Form 10-Q for the Quarter Ended May 30, 1992.

           (4)(vi) Amendment to Promissory Note and Security Documents between Plymouth Rubber Company, Inc. and SL Mortgage Company, Limited Partnership, assignee to Mortgage Investors Corporation, dated April 6, 1992 -- incorporated by reference to Exhibit (4)(xv) of the Company's Annual Report on Form 10-K for the Year Ended November 28, 1992.

           (4)(vii) Second Amendment to Promissory Note and Security Documents between Plymouth Rubber Company, Inc. and SL Mortgage Company, Limited Partnership, assignee to Mortgage Investors Corporation, dated February 9, 1993 -- incorporated by reference to the Report on Form 8-K with cover page dated February 9, 1993.

           (4)(viii) Promissory Note between Plymouth Rubber Company, Inc. and Foothill Capital Corporation dated October 1, 1993 -- incorporated by reference to Exhibit (2)(i) to the Report on Form 8-K with cover page dated October 1, 1993.

           (4)(ix) Loan and Security Agreement between Plymouth Rubber Company, Inc. and Foothill Capital Corporation dated October 1, 1993 -- incorporated by reference to Exhibit (2)(ii) to the Report on Form 8-K with cover page dated October 1, 1993.

                       PLYMOUTH RUBBER COMPANY, INC.

                             INDEX TO EXHIBITS

                                (Continued)


     (a) Exhibits:

         Exhibit No.                        Description


           (4)(x) Amendment to Promissory Note between Plymouth Rubber Company, Inc. and Thrift Institutions Fund For Economic Development dated November 30, 1993 -- incorporated by reference to Exhibit (4)(x) to Report on 10-K for the year ended November 26, 1993.

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

           (10)(iii) Option Agreement between Plymouth Rubber Company, Inc. and SL Mortgage Company, Limited Partnership -- incorporated by reference to Exhibit (10)(iii) of the Company's Annual Report on Form 10-K for the year ended November 28, 1992.

           (10)(iv) 1992 Employee Incentive Stock Option Plan -- Incorporated by reference to Exhibit (10)(iv) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

           (10)(v) 1995 Non-Employee Director Stock Option Plan -- Incorporated by reference to Exhibit (4.3) of the Company's Registration Statement on Form S-8 dated May 4, 1995.

           (10)(vi) 1995 Employee Incentive Stock Option Plan -- Incorporated by reference to Exhibit (4.4) of the Company's Registration Statement on Form S-8 dated May 4, 1995.

           (11)          Not applicable.

           (15)          Not applicable.

           (18)          Not applicable.

           (19)          Not applicable.

           (22)          Not applicable.

           (23)          Not applicable.

           (24)          Not applicable.

           (27)          Financial data schedule six months ended June
                         2, 1995.