Form 10-Q
period 1995-09-01
PLYMOUTH RUBBER CO INC
filed 1995-10-13
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) of
                THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended     September 1, 1995       Commission File Number   1-5197



                           Plymouth Rubber Company, Inc.
                 (Exact name of registrant as specified in its charter)


             Massachusetts                        04-1733970
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation  or organization)


     104 Revere Street, Canton, Massachusetts                   02021
     (Address of principal executive offices)                (Zip Code)


                                (617) 828-0220
             (Registrant's telephone number, including area code)


                                Not Applicable
 (Former name, former address, and former fiscal year, if changed since last report)


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

Item I.   Financial Statements


                       PLYMOUTH RUBBER COMPANY, INC.
                         STATEMENT OF OPERATIONS

             (In Thousands Except Share and Per Share Amounts)
                                (Unaudited)
                               Third Quarter Ended     Nine  Months  Ended
                                Sept. 1,   Aug. 26,   Sept. 1,     Aug. 26,
                                 1995        1994       1995         1994

Net sales                     $  12,730   $  12,286   $  39,258   $  36,786


Cost and Expenses
  Cost of products sold           9,669       9,537      29,859      27,925
  Selling, general and
   administrative                 2,315       2,215       6,756       6,578
                              ---------   ---------   ---------   ---------
                                 11,984      11,752      36,615      34,503
                              ---------   ---------   ---------   ---------
Operating income                    746         534       2,643       2,283
Interest expense                   (360)       (289)     (1,053)       (778)
Other income, net                    16           8         452          46
                              ---------   ---------   ---------   ---------

Income before taxes                 402         253       2,042       1,551
Provision for income taxes          (22)       ( 31)       (190)       (199)
                              ---------   ---------   ---------   ---------

Income before cumulative
 effect of changes in
 accounting principle               380         222       1,852       1,352

Cumulative effect of changes
 in accounting principle, net       --          --          --        1,274
                              ---------   ---------   ---------   ---------
Net income                          380         222       1,852       2,626
Retained earnings (deficit)
 at beginning of period          (6,228)     (7,034)     (6,234)     (9,438)


Less 10% stock dividend             --          --       (1,466)        --
                              ---------   ---------   ---------   ----------

Retained earnings (deficit)
 at end of period             $  (5,848)  $  (6,812)  $  (5,848)  $  (6,812)

Per Share Data:

Income before cumulative
 effect of changes in
 accounting principle            .18         .11         .88         .65

Cumulative effect of changes
 in accounting principle, net     --          --          --         .61
                              ---------   ---------   ---------   ---------

Net income                       .18         .11         .88        1.26

Weighted average number of
 shares outstanding           2,089,623   2,083,213   2,093,013   2,075,680

                 See Accompanying Notes To Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
                           BALANCE SHEET

                                 (In Thousands)

                                          September 1,         December 2,
                                              1995                1994
                                          (Unaudited)
ASSETS
Current Assets:
Cash                                      $     --             $     --
Accounts receivable                           7,093                7,055
Allowance for doubtful accounts                (519)                (540)
Inventories:
  Raw materials                               2,286                2,102
  Work in process                             2,769                2,468
  Finished goods                              4,821                3,652
                                          ---------            ---------
                                              9,876                8,222
                                          ---------            ---------

Prepaid expenses and other current assets     1,984                2,083
                                          ---------            ---------
  Total current assets                       18,434               16,820
                                          ---------            ---------

Plant assets                                 28,778               27,523
Accumulated depreciation                    (20,899)             (20,124)
                                          ---------            ---------
Net plant assets                              7,879                7,399
                                          ---------            ---------
Other assets                                  4,197                4,179
                                          ---------            ---------

  TOTAL ASSETS                            $  30,510            $  28,398


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving line of credit                  $   6,780            $   5,979
Trade accounts payable                        4,986                4,344
Accrued expenses                              3,359                3,649
Current portion of long-term obligations      1,064                1,156
Product warranties                              617                  616
                                          ---------            ---------
  Total Current Liabilities                  16,806               15,744
                                          ---------            ---------

Long-Term Liabilities:
Term debt                                     3,061                3,752
Pension obligation payable                    4,663                4,894
Product warranties                              288                  384
Other liabilities                             2,003                1,905
                                          ---------            ---------
  Total Long-term Liabilities                10,015               10,935
                                          ---------            ---------

Stockholders' Equity
Preferred Stock                                 --                   --
Class A voting common stock                     810                  810
Class B non-voting common stock               1,054                  814
Paid in capital                               8,303                6,987
Retained earnings (deficit)                  (5,848)              (6,234)
Pension liability adjustment, net of tax       (392)                (392)
Deferred compensation                          (238)                (266)
                                          ---------            ---------
  Total Stockholders' Equity                  3,689                1,719
                                          ---------            ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $  30,510            $  28,398


              See Accompanying Notes To Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
                          STATEMENT OF CASH FLOWS
                         (In Thousands)     (Unaudited)
                                                       Nine Months Ended
                                                September 1,         August 26,
                                                    1995                1994
Cash flows from operating activities:
 Net Income                                     $   1,852            $   2,626
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                      775                  791
   Amortization of deferred compensation               28                   28
   Change in valuation allowance                     (612)                (420)
  Cumulative effect of changes in
    accounting principle, net                         --                (1,274)
       Changes in assets and liabilities:
   Accounts receivable                                (59)                (377)
   Inventory                                       (1,654)              (1,053)
   Prepaid expenses                                    99                  286
   Other assets                                        (7)                (102)
   Accounts payable                                   641                  (32)
   Accrued expenses                                   413                  425
   Pension obligation                                (261)                (258)
   Product warranties                                 (95)                (235)
   Other liabilities                                  (54)                 (98)
                                                ---------            ---------
 Net cash provided by (used in)
  operating activities                              1,066                  307
                                                ---------            ---------

Cash flows from investing activities:
  Capital expenditures                             (1,255)              (1,412)
  Sale/leaseback of plant assets                      223                  --
                                               ----------            ---------
 Net cash provided by (used in)
  investing activities                             (1,032)              (1,412)
                                                ---------            ---------

Cash flows from financing activities:
 Net increase (decrease) in:
 Revolving line of credit                             801                2,135
 Payments of term loan                               (710)                (748)
 Payments on capital leases                          (144)                (183)
 Proceeds from insurance financing                    115                   97
 Payments on insurance financing                     (187)                (198)
 Proceeds from issuance of common stock                91                    2
                                                ---------            ---------
 Net cash provided by (used for)
  financing activities                                (34)               1,105
                                                ---------            ---------

Net change in cash                                    --                   --
Cash at the beginning of period                       --                   --
                                                ---------            ---------
Cash at the end of period                       $     --             $     --

             Supplemental Disclosure of Cash Flow Information

Cash paid for interest                          $     959            $     761
Cash paid for income taxes                      $     122            $     279

                 Supplemental Disclosure of Non-Cash Activities:

Charge to retained earnings for stock dividend  $   1,465            $    --

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

(2) In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 98% of these warranties had expired prior to the end of the third quarter of 1995, with the last of the ten year warranties expiring in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter). The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience which resulted in additional charges to operations during 1994 and 1993 of $325,000, and $750,000, respectively. Certain warranty holders have filed claims or brought suits currently aggregating approximately $1,183,000 against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are significantly in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $905,000 reserve recorded at September 1, 1995 is adequate provision for the Company's remaining warranty obligations.

      The Company was the plaintiff in a legal action against one supplier of materials previously used in the Company's discontinued roofing systems. The Company claimed substantial monetary damages based on the failure of the subject materials to perform as expected. Subsequent to the end of the third quarter, the legal action was settled for a cash payment of $825,000 by the defendant. No amount related to this claim or settlement has been included in the accompanying financial statements.

      The Company was also involved in other lawsuits and claims arising in the normal course of business, including one breach of express and implied warranty suit claiming damages of up to approximately $600,000 dollars. The suit, which included a breach of contract and warranty claim against both a second defendant, (the direct seller of the product) and the Company, alleged as to the Company, that as a result of the failure of the Company's tape product, (as to which neither the plaintiff nor its direct supplier were a direct purchaser from the Company), the plaintiff lost a contract with its customer and suffered damages to its reputation. On or about May 26, 1995, the aforementioned breach of express and implied warranty suit was settled and dismissed with prejudice.

                       PLYMOUTH RUBBER COMPANY, INC

      NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


      The United States Environmental Protection Agency (EPA) has asserted four claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA sought or is seeking to recover from the Company and other alleged "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in the United States District Court for the District of Massachusetts, the EPA began an action on or about March 1, 1990 in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts. The Company has entered into a Consent Decree, (embodied in an order of Judgment entered October 14, 1992), requiring payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $52,000 and owes three payments of $16,000 in each of 1995 through 1997.

      On or about March 28, 1986, the Company was notified of potential liability with respect to the Cannons Engineering Corporation site in Bridgewater, Massachusetts, and the Cannons Engineering Corporation site in Plymouth, Massachusetts and of its alleged ranking number 128 of more than 300 generators. The Company had rejected offers of approximately $40,000 and approximately $24,000 to settle the matter, since such settlements would not have released the Company with respect to liability for any future clean-up at the sites in question. EPA has settled with a number of the generators who have, in turn threatened legal action against the Company. A reiteration of a 1991 contribution demand was made in 1994 by certain settling PRP's in the amount of $175,000. No actions have been filed by EPA against the Company.

      The Company received notification that a lawsuit was filed against it on June 23, 1995 in the United States District Court for the District of Massachusetts by Olin Hunt Specialty Products, Inc., ("Olin"). Olin seeks to recover contribution under Section 113 of the CERCLA, (42 U.S.C.
      Section 9613), as a result of a settlement entered into on June 26, 1992 between Olin, et al., and the United States, the State of New Hampshire, and the Commonwealth of Massachusetts, (the "Governments") for reimburse-ment of the Governments' response costs in connection with the Cannons site. The Company intends to vigorously defend this matter; however, it is impossible to determine the Company's total liability or responsibility at this time. Based on all available information, as well as its prior experience, management believes a reasonable estimate of its ultimate liability is $50,000 and has accrued this amount in Other Liabilities in the accompanying Balance Sheet as of September 1, 1995.

      With respect to the third assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. Revised volumetric assessments were made on or about July 7, 1993. The EPA has attributed 852,445 gallons of an

      NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


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

      On or about June 19,1995, the Company received an "Invitation to Perform a Remedial Investigation/Feasibility Study,", ("RI/FS")," and Non-Time Critical Removal Action", ("NTCRA"), from the EPA in which the EPA invites all PRP's to perform or finance a RI/FS and a NTCRA. In addition, the EPA stated its intention to negotiate exclusively with the SRS site PRP Group, to issue a draft administrative order and statement of work regarding the RI/FS and NTCRA within thirty (30) days of the letter, and to require responses thereto within thirty (30) days and to continue negotiation with the PRP Group for an additional forty-five (45) days. The Company is currently evaluating its position with regard to this matter. On January 25, 1994, the Company received a notification dated January 21, 1994 of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site between 1956 and 1974, the EPA alleges that the
      Company is also a PRP of the OSL Site.   In addition, there were three (3)
      direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 380,710 gallons, or 4.89% of waste volume of all SRS

              PLYMOUTH RUBBER COMPANY, INC.

      customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group has been formed; and on or about June 20, 1995, the Company executed agreements and paid a $3,000 assessment to become a participant in the Joint Defense Group of OSL/SRS "transshipper" PRPs and in the Alternative Dispute Resolution Process. All the PRP's have agreed among themselves to cap the liability of the "SRS Parties", (i.e. the indirect shippers, and the group to which the Company would belong), for the first phase of a clean-up at 24.5%; (the amount assessed the direct shippers and the other OSL Parties will be 51% and 24.5%, respectively). There is no publicly available information yet concerning Phase II ground water remediation costs; however, such costs are likely to be significant. Based on all available information as well as its prior experience, management believes a reasonable estimate of its ultimate liability for Phase I costs is $100,000 and has accrued this amount in Other Liabilities in the accompanying Balance Sheet as of December 2, 1994. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company, and no direct dialogue with the EPA is expected before the end of 1995.

(3) Checks outstanding in excess of certain cash balances totaling $590,000 and $769,000 at September 1, 1995, and December 2, 1994, have been included in accounts payable.
(4) On March 7, 1995, the Company declared a 10% stock dividend on both Class A (voting) and Class B (non-voting) common stock. The dividend was paid in Class B shares on May 23, 1995 to shareholders of record as of March 24, 1995. Retained earnings has been charged for $1,466,000 based on a dividend value of $8.875 per share. Cash was paid in lieu of fractional shares using the closing price of Class B common stock on March 6, 1995, and was less than $1,000. Earnings per share was adjusted to reflect the stock dividend paid. The common shares outstanding, and the common stock equivalents, are shown below.

      Common and Common Equivalent Shares:

                                 Third Quarter Ended   Nine  Months Ended
                                  Sept. 1,   Aug. 26,   Sept. 1,   Aug. 26,
                                    1995       1994       1995       1994
      Average shares outstanding 1,864,787  1,786,898  1,836,378  1,786,311
      Adjustments thereto (A)      224,836    296,315    256,635    289,369
                                 ---------  ---------  ---------  ---------
      Weighted average shares
       outstanding               2,089,623  2,083,213  2,093,013  2,075,680

                       PLYMOUTH RUBBER COMPANY, INC.

  (A) Adjusted for options and warrants under the treasury stock method using average market value during the period.

(5) A deferred tax asset and a related valuation allowance was established at $6,069,000 and $3,475,000, respectively, at December 2, 1994 based upon estimates of future taxable income through fiscal 1997. The valuation allowance has been reduced by $612,000 to $2,863,000 at September 1, 1995 based upon estimates of future taxable income through the third quarter of fiscal 1998.

(6) Certain reclassifications of prior year balances have been made to conform to the current presentation.


      Subsequent Events

(7) Reference is made to that certain suit brought by the Company against Mallyclad Corporation, of Madison Heights, Michigan ( Mallyclad ) on December 4, 1984 and the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended December 4, 1984. On or about September 11, 1995, the Company and Mallyclad agreed to a settlement and dismissal with prejudice in consideration for the payment of $825,000 by Mallyclad.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations.


          FIRST NINE MONTHS, 1995 COMPARED WITH FIRST NINE MONTHS, 1994


Net Sales, at $39,258,000 were up 7% from the prior year, which exceeded 1993 net sales by 4%. Significant sales increases were achieved for Domestic Automotive and Export markets, offset in part by shortfalls in other markets, with the exception of the Contractor Industrial market which increased 6%. Sales to the Domestic Automotive and Export markets increased 17% and 40%, respectively, over the prior year s first nine months, and now represent 45% and 12% of the period s sales. In addition to increasing sales in the first nine months, the Company increased finished goods inventories by approximately $1,000,000, both to service current demand, and to support the global contract with the Delphi Packard Electric Division of General Motors in Europe, North Africa, and the Middle East.

Operating income at $2,643,000, was up 16% ($360,000) from the corresponding period of 1994 (which was down $814,000 from 1993), and reflects a 6% increase in gross profit (up $538,000), offset in part by a 3% increase in Selling and General and Administrative expenses (up $ 178,000). Gross margin was unchanged on the higher sales volume, due primarily to significantly higher raw material costs, only a part of which have been passed through in product pricing. In addition, reserves pertaining to the removal of certain storage tanks at the Canton facility were increased by $75,000.

Selling expenses increased 13% over the first nine months of 1994, which increased 7% over 1993, reflecting increases in advertising, freight, salaries and fringe benefits, and travel expenses of $128,000, $106,000, $118,000, and $47,000, respectively. General and Administrative expenses, exclusive of a $250,000 recovery from an insurance settlement, decreased 1% from the prior year s first nine months, on reduced incentive compensation and professional fees, offset in part by increases in supplies and computer equipment rentals. In addition, the prior year s period included charges approximating $275,000, inclusive of legal costs, for a settlement of litigation arising from the Company s previously discontinued coated fabrics business, and included a partial recapture of a provision for doubtful accounts.

Income before taxes at $2,042,000 was up 32% ($491,000) from the prior year s first nine months, reflecting the 16% increase in operating income noted above, and a $406,000 increase in other income offset in part by a $275,000 increase in interest expense. Other income reflects a $395,000 favorable settlement of litigation related to the Company s previously discontinued Consumer Products Division. The increased interest expense is the result of increased loan volume and an increased rate of approximately 150 basis points (as a result of increases in the prime rate) on monies borrowed on the Company's line of credit with its primary lender.

Net income was up 500,000 (37%) from the first nine months of the prior year, exclusive of the $1,274,000 net benefit from the cumulative effect of accounting changes from the Company's simultaneous adoption of Financial Accounting Standards #109 (FAS 109 - Accounting for Income Taxes) and #106 (FAS 106 - Employer Accounting for Postretirement Benefits Other Than Pensions). The current year net income includes a $612,000 recapture of a deferred tax valuation allowance which results in an effective income tax rate of approximately 9%. The prior year s first nine months tax rate approximated 13%, which resulted from a $420,000 deferred tax allowance recapture.

          FIRST NINE MONTHS, 1995 COMPARED WITH FIRST NINE MONTHS, 1994

                                   (Continued)


The deferred tax valuation allowance was established at $3,475,000 as of December 2, 1994 based upon estimates of foreseeable future taxable income through fiscal 1997. The valuation reserve has been reduced by $612,000 to $2,863,000 as of September 1, 1995, based upon estimates of future taxable income through the third quarter of fiscal 1998, and the incremental taxable income of $645,000 from the favorable litigation and insurance settlements outlined above.


During the first nine months, net cash generated from operating activities was $1,066,000 compared to $307,000 during the first nine months of the prior year. Cash provided by net income, exclusive of the deferred tax asset valuation allowance recapture ($1,240,000), depreciation ($775,000), the increases to accounts payable ($641,000), and accrued expenses ($413,000), exceeded the cash used to increase inventory ($1,654,000), and to reduce pension obligations ($261,000). In accordance with the Company's agreement with its primary lender, all cash receipts were applied against the revolving loan. The $1,066,000 generated from operating activities, the $801,000 increase in the revolving line of credit, and the $223,000 sale and lease back of new production equipment, were used to finance capital investment ($1,255,000) and to pay down term debt and capital leases.

In the remaining months of fiscal 1995, management intends to make additional capital investments of an estimated $800,000. As of September 1, 1995, the Company had effectively utilized all of its borrowing capacity because of collateral limitations under its $9 million revolving line of credit. In the opinion of management, anticipated profits, as well as unused capacity under its existing borrowing arrangements, will provide sufficient funds to meet expected needs during 1995, including working capital expansion to support Export sales growth, and investment in improved technology and capital equipment.

              THIRD QUARTER, 1995 COMPARED WITH THIRD QUARTER, 1994


Net sales at $12,730,000 were up 4% from the prior year s third quarter, which exceeded the 1993 third quarter by 4%. Sales increases were achieved for the Domestic Automotive and Export markets (up 8% and 96%, respectively), which were partially offset by shortfalls in the Original Equipment Manufactures and Utility markets.

Operating income at $746,000 was up 40% ($212,000) from the prior year s third quarter, and reflects a 312,000 increase in gross profit, offset by a $100,000 increase in Selling, General and Administrative expenses. The prior year s gross profit included a $125,000 charge to increase reserves pertaining to the removal of certain underground tanks no longer in use.

Selling expenses increased 9% over the prior year s third quarter, on increased advertising, and salaries and fringe benefits - up $58,000 and $34,000, respectively. General and Administrative expenses were unchanged from the prior year s third quarter.

Income before taxes at $402,000 was up $149,000 from the prior year s third quarter, reflecting the $212,000 increase in operating income offset in part by a $71,000 increase in interest expense. The increased interest expense is the result of increased loan volume and an increased interest rate of 224 basis points (as a result of increases in the prime rate) on monies borrowed on the Company s line of credit and term loan with its primary lender.

Net income at $380,000 was up $158,000 from the prior year s third quarter, reflecting the increased income before taxes and a reduced tax rate. The current year s net income includes a $136,000 recapture of a deferred tax valuation reserve allowance, which resulted in an effective tax rate of 5% compared with the prior year s third quarter, which benefited from a 12% rate generated by a $70,000 benefit from the recapture of deferred tax valuation allowance.

PART II.    OTHER INFORMATION




Item 1.     Legal Proceedings

Item 2.     Changes in Securities

            Not Applicable

Item 3.     Defaults upon Senior Securities

            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            Not Applicable

Item 5.     Other Information

            Not Applicable

Item 6.     Exhibits and Reports on Form 10-K

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




Date:    October 11, 1995

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

      (11)        Not applicable

      (15)        Not applicable

      (18)        Not applicable

      (19)        Not applicable

      (22)        Not applicable

      (23)        Not applicable

      (24)        Not applicable

      (27)        Financial data schedule nine months ended September 1, 1995.