Form 10-K
period 1995-12-01
PLYMOUTH RUBBER CO INC
filed 1996-02-26
CIK 79225

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:                                                  Commission File Number
             December 1, 1995                                                                  1-5197

                                          PLYMOUTH RUBBER COMPANY, INC.
                                 -----------------------------------------------------
                                (Exact name of registrant as specified in its charter)

                            Massachusetts                                               04-1733970
                            -------------                                               ----------
                  (State or other jurisdiction of                                    (I.R.S. Employer
                  incorporation or organization)                                     Identification No.)
            104 Revere Street, Canton, Massachusetts                                       02021
            ----------------------------------------                                       -----
                 (Address of principal executive offices)                                (Zip Code)
               Registrant's telephone number including area code:                      (617) 828-0220
           Securities registered pursuant to Section 12(b) of the Act:                 --------------
                                                                                 Name of each exchange on
                          Title of each class                                         Which registered
                          -------------------                                    ------------------------
                 Class A Common Stock, par value $1                                 American Stock Exchange
                 Class B Common Stock, par value $1                                 American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 504 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at January 29, 1996, was approximately $3,047,000.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

             Class A common stock, par value $1 .........   810,586
             Class B common stock, par value $1 ......... 1,054,201

         Documents incorporated by reference:

         Portions of the registrant's definitive Proxy Statement to be dated on or about March 22, 1996 (the "Proxy Statement") are incorporated by reference in
Part III of this Report. Other documents incorporated by reference in this report are listed in the Index to Exhibits.

================================================================================

                          PLYMOUTH RUBBER COMPANY, INC.

                                     PART I
ITEM 1.
DESCRIPTION OF BUSINESS

Plymouth Rubber Company, Inc. (the "Company") manufactures and supplies rubber and vinyl products to a broad range of markets, including the electrical supply industry, utilities, automotive and other Original Equipment Manufacturers ("OEM's"). These products, which include electrical insulating tapes, automotive harness tapes, and industrial tapes and films, are sold either through sales personnel employed by the Company and/or through distributors and/or commissioned sales representatives. In 1992 the Company sold its Rubber Bands division.

The Company purchases raw materials from a variety of sources. Principal raw materials include resins, plasticizers, synthetic and natural rubber, and textiles. There are a number of alternate suppliers of materials. The primary sources of natural rubber are domestic suppliers with operations in Southeast Asia; in addition, textiles are acquired from suppliers in Canada and China. While temporary shortages of raw materials may occur occasionally, these items are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions, as well as to the direct or indirect effect of United States government regulations. The impact of any future raw material shortages on the Company as a whole cannot be accurately predicted. Operations and products may at times be adversely affected by legislation, shortages, or international or domestic events; however, at this time, management is not aware of any legislation, shortage, or events which will materially affect the Company's business.

The Company owns a number of patents and/or intellectual property rights on products manufactured. Patents held and licenses granted do not materially affect current operations and are not deemed of major importance to future activities.

Because products are manufactured for inventory as well as to order for specific customers, both the order backlog and the inventory turnover vary significantly from market to market. Despite an increase in the backlog during the year, in general, on a Company wide basis, the backlog is equivalent to approximately one month's sales volume. The Company grants various payment terms in accord with the standards dictated by the individual product markets; however, extended payment terms generally are not granted regardless of the standard utilized in the individual market with the exception of certain foreign markets.

The markets served by the Company are highly competitive. Competition is faced from a number of domestic and foreign companies, some of which have larger sales organizations and substantially greater resources than the Company. In general, the Company regards itself as having an average competitive position in the industry, although, based on available market information, it is believed that the Company is a significant factor in, and has captured significant shares of the markets for, friction, rubber and vinyl tape products. The Company relies upon product design, product quality, price, and service to maintain its competitive position in the markets served. Sales to the automotive industry are approximately 46% of the Company's total net sales. Since 1988, the Company has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of the Delphi Packard Electric Division ("Delphi") of General Motors, and has also supplied part of Delphi's tape requirements for Europe and South America. In 1995, the Company was awarded a new three-year "global" contract as sole source of PVC (vinyl) harness tapes to Delphi. General Motors accounted for approximately 36%, 34%, and 28% of the Company's net sales in 1995, 1994, and 1993, respectively. As General Motors constitutes approximately one-third of the Company's sales, the loss of the account would have an immediate material adverse effect on the Company. The Company is working to diversify its automotive tapes business by adding new customers in the United States and abroad, and by developing new tapes for harnessing, as well as other products for other markets. The estimated number of competitors varies from market to market.

 The following table sets forth information with regard to competition in the worldwide markets from which the Company derives its largest volume of sales:


                                       ESTIMATED
                                         NO. OF                    DOMINANT OR
         MARKET                       COMPETITORS              MAJOR COMPETITORS
         ------                       -----------              -----------------
   Electrical Tapes                    Numerous                       3M
   Automotive Tapes                    Numerous                     None
   Industrial Tapes & Films            Numerous                     None

The Company is subject to various Federal, state and local environmental protection regulations. Compliance with these regulations in fiscal 1996 and 1997 is not expected to require expenditures in excess of established reserves of approximately $800,000 as of December 1, 1995, and should therefore not have a significant effect on continuing operations of the Company (See Legal Proceedings and Note 13 of the Notes to Financial Statements).

The Company has no manufacturing operations in foreign countries; however, products sold to foreign customers are either exported from the United States or are shipped from inventories maintained in foreign countries. Export sales for the Company were approximately 12% of total sales in 1995, 9 % in 1994, and 11% in 1993.

The Company employs approximately 350 persons.

ITEM 2.  PROPERTIES

Substantially all the manufacturing, administrative and principal sales facilities are owned by the Company and are located in Canton, Massachusetts. These facilities comprise approximately 500,000 square feet.

The Company rents space for its sales operations at various locations. These rentals are not material in the aggregate. The Company believes that its facilities are suitable and adequate for its current needs, and that its facilities and technology are competitive with those of its principal foreign and domestic competitors. For further information with respect to security interests in the properties of the Company, see Note 3 of the Notes to Financial Statements, herein.

ITEM 3.  LEGAL PROCEEDINGS

The United States Environmental Protection Agency (EPA) has asserted four (4) claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in the United States District Court for the District of Massachusetts, the EPA began an action on or about March 1, 1990 in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts. The Company has entered into a Consent Decree, (embodied in an order of Judgment entered October 14, 1992), requiring payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $68,000 and owes two payments of $16,000 in each of 1996 and 1997. (See Footnote 13 of the Notes To Financial Statements).

On or about March 28, 1986, the Company was notified of potential liability with respect to the Cannons Engineering Corporation site in Bridgewater, Massachusetts, and the Cannons Engineering Corporation site in Plymouth, Massachusetts, and of its alleged ranking number 128 of more than 300 generators. The Company had rejected offers of approximately $40,000 and approximately $24,000 to settle with the EPA in this matter, since such settlements would not have released the Company with respect to liability for any future clean-up at the sites in question. No action has been filed by the EPA against the Company. EPA settled with a number of the generators who have, in turn threatened legal action against the Company. A reiteration of a 1991 contribution demand was made in 1994 by certain settling PRP's in the amount of $175,000. The Company received notification that a lawsuit was filed against it on June 23, 1995, in the United States District Court for the District of Massachusetts by Olin Hunt Specialty Products, Inc., ("Olin"). Olin sought to recover its contribution as a result of a settlement entered into on June 26, 1992 between Olin, et al., and the United States, the State of New Hampshire, and the Commonwealth of Massachusetts, (the "Governments") for reimbursement of the Governments' response costs in connection with the Cannons site. A settlement was subsequently reached whereby the Company paid the Plaintiff the sum of $40,000 in exchange for the execution of mutual general Releases and the filing of a Stipulation of Dismissal, with prejudice. (See Note 13 of the Notes To Financial Statements).

With respect to the third assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. Revised volumetric assessments were made on or about July 7, 1993. The EPA has attributed 852,445 gallons of an aggregate of 48,953,983 gallons of waste volume to the Company (a 1.74% share). The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. This belief is based on the Company's facts and circumstances related to SRS, which are similar in many respects to those in the Re-Solve case. An SRS PRP Group, formed to negotiate the clean-up with EPA, has obtained consent to undertake the first phase of a remediation program, estimated to cost $3,600,000. Phase II, as proposed by EPA, is estimated to cost approximately $25,000,000, to be incurred over approximately a three-year period. The PRP Group opposes the Phase II proposal. The Company's share (without adjustment for overstated attribution) of the Phase I remediation and the Phase II program, if it were adopted, would be a total of $498,000. The most currently available estimate is that the cost of the entire clean up will range from approximately $38 million to less than $70 million. On or about January 16, 1996, the Company entered into a payment agreement with the SRS PRP Group to pay its unpaid prior and current assessments in the total amount of $101,000 and whereby it will be permitted to participate as a settling party in the Administrative Order relating to the NTCRA and RI/FS settlement. Based on all available information as well as its prior experience, management believes it has accrued a reasonable amount concerning same in the accompanying financial statements as of December 1, 1995. (See Note 13 of the Notes To Financial Statements). This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company, and no direct dialogue with the EPA is expected before the end of 1996. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

On January 25, 1994, the Company received a notification dated January 21, 1994 of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site between 1956 and 1974, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 380,710 gallons, or 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group has been formed; on or about June 20, 1995 and January 11, 1996, the Company executed agreements and paid assessments of $3,000 and $6,000, respectively, to become a participant in the Joint Defense Group of OSL/SRS "transshipper" PRP's and in the Alternative Dispute Resolution Process. All the PRP's have agreed among themselves to cap the liability of the "SRS Parties", (i.e. the indirect shippers, and the group to which the Company would belong), for the first phase of a clean-up at 24.5%; (the amount assessed the direct shippers and the other OSL Parties will be 51% and 24.5%, respectively). There is no publicly available information yet concerning Phase II ground water remediation costs; however, such costs are likely to be significant. Based on all available information as well as its prior experience, management believes it has accrued a reasonable estimate of its ultimate liability for Phase I costs in the accompanying financial statements as of December 1, 1995 (See Note 13 of the Notes to Financial Statements). This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

In the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. According to the information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. In accordance with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing on or about August 24, 1994. In response thereto, on or about September 9, 1994, the Company received a Notice of Responsibility from the "DEP," (the "Notice"). The Notice was given to inform the Company of its legal responsibilities under state law for assessing and/or remediating a release of oil and/or hazardous material at the Company's property. Plymouth has employed a Licensed Site Professional as required by statute to investigate the site. A submittal has been made to DEP of an initial Phase I site investigation and a Tier II Classification which does not require written approval to proceed with studies for remediation. Various remediation options are being evaluated to determine the most cost effective method. A decision on the proposed remedial action will be submitted within the next few months. It is expected that such assessment and remediation will take up to two years to complete and that the costs for same will not exceed the sum of $250,000, which has been provided for in the accompanying financial statements.

The Company had brought a suit in the Superior Court of Norfolk County, Massachusetts, on December 4, 1984, against Mallyclad Corporation, of Madison Heights, Michigan, to recover damages of approximately $2,000,000, which the Company alleged it sustained as a result of defective vinyl-clad metal sheeting furnished by Mallyclad to the Company for use as flashing in the roofing systems sold by the Company in its since discontinued roofing materials business. On or about September 11, 1995, the Company and Mallyclad agreed to a settlement and dismissal with prejudice in consideration for the payment of $825,000 by Mallyclad.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                         EXECUTIVE OFFICERS OF THE COMPANY
                                                                            Age (at last                Served
Name                                  Position/Officer                       Birthday)                   Since
----                                  ----------------                      ------------                ------
Maurice J. Hamilburg                  President and Chief
                                        Executive Officer                       49                       1987
Fiore D. DiGiovine                    VP - Mfg. Development                     68                       1987
Alan I. Eisenberg                     VP - Sales & Marketing                    45                    1988 & 1986
Sheldon S. Leppo                      VP - Research & Development               61                       1970
Duane E. Wheeler                      VP - Finance and Treasurer                63                    1980 & 1988
Joel A. Kozol                         Clerk and Secretary                       65                       1980

Messrs. Maurice J. Hamilburg, Fiore D. DiGiovine, Sheldon S. Leppo, and Duane E. Wheeler have held their present positions during each of the past five years.

Mr. Alan I. Eisenberg has served as Vice President of Marketing since 1986 and was appointed Vice President Insulating Products Division in 1988, and Vice President - Sales and Marketing in January, 1992.

Mr. Kozol, for more than five years, has been a partner in the law firm of Friedman & Atherton, which firm serves as the Company's counsel.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a)  PRICE RANGE OF COMMON STOCK

    The following table sets forth the reported high and low prices for Plymouth Class A and Class B common stock, which shares are listed and traded on the American Stock Exchange.

                       Class A              Class B                                  Class A              Class B
                       -------              -------                                  -------              -------
                    High       Low       High       Low                           High       Low       High       Low
                    ----       ---       ----       ---                           ----       ---       ----       ---
  Quarter 1995                                                  Quarter 1994
  First . . . .    9 1/8       8         8 7/8      8           First . . . .     8 7/8      5 3/4     8 3/8      5 7/8
  Second  . . .    8 3/4       7 7/8     8 7/8      7 3/4       Second  . . .     8          7 1/4     8          7 3/4
  Third . . . .    8 5/8       7 1/8     8 11/16    7 1/16      Third   . . .     9 1/4      7 3/8     9 1/4      7 1/4
  Fourth  . . .   12           8 9/16   12 1/8      8 3/4       Fourth  . . .    10 1/2     8 1/4    10 5/8      8 5/8

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         As of January 29, 1996, the approximate number of holders of each class of equity securities of the Company was:

          Title of Class                                       Number of Holders
          --------------                                       -----------------
   Class A voting common stock $1.00 par value .............          300
   Class B non-voting common stock $1.00 par value .........          250

(c)  DIVIDENDS

The Company has not paid cash dividends on its common stock since its fiscal year ended in 1970. Under the Company's loan agreements, it is prohibited from paying any cash dividends with respect to its capital stock or purchasing or redeeming any of its capital stock, so long as any obligation under the loan agreements remain outstanding. In addition, a payment of dividends will depend, among other factors, on earnings, capital requirements and the working capital needs of the Company. At the present time, the Company intends to follow a policy of retaining earnings in order to finance the development of its business.

ITEM 6. SELECTED FINANCIAL DATA (SEE NOTES 2, 3, 4, 13, AND 14 OF THE NOTES TO FINANCIAL STATEMENTS)

SELECTED INCOME STATEMENT DATA:

                                                                      Years Ended
                                        -----------------------------------------------------------------------
                                            1995            1994           1993         1992           1991
                                        -----------    -----------   ------------     -----------   -----------

  Net Sales                             $53,293,000    $51,045,000    $47,794,000     $42,577,000   $40,067,000
  Royalties                                 --              --        $    40,000     $   121,000   $   144,000
  Income (loss) from continuing
    operations                          $ 3,123,000    $ 1,930,000    $ 1,585,000     $ 1,352,000   $(2,011,000)
  Per Share Data:
  Income (loss) from continuing
    operations (fully diluted)          $      1.47    $       .92    $       .78     $       .70   $     (1.15)
  Weighted average shares outstanding     2,131,407      2,092,345      2,041,171       1,935,699     1,751,807

SELECTED BALANCE SHEET DATA:

  Total Assets                          $31,482,000    $28,398,000    $24,245,000     $21,916,000   $23,615,000
  Long Term Liabilities                 $10,060,000    $10,935,000    $13,716,000     $12,821,000   $13,935,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 1995 COMPARED WITH 1994

Net sales increased for the fifth consecutive year as 1995 (52 week year) sales at $53,293,000 were up 4% from 1994 (53 week year), which exceeded 1993 by 7%. Significant sales increases were achieved for Domestic Automotive and Export markets, a moderate increase in the electrical distributor market, offset by shortfalls in other markets. Sales to the Domestic Automotive and Export markets increased 14% and 35%, respectively, over the prior year, and now represent 46% and 12% of the Company's sales. These results reflect continuing trends toward more complex electrical systems and motor vehicles, and towards larger vehicles, especially trucks and sports utility vehicles. In addition, General Motors continues to expand its wire harness production for outside distribution. In addition to increased sales, the Company increased finished goods inventories by approximately $2 million, both to service current demand, and to support its "global" contract with the Delphi Packard Electric Division of General Motors in Europe, North Africa, and the Middle East. Although the average weekly sales rate for the 1995 fourth quarter was 6% higher than the prior year's fourth quarter rate, sales for the 13-week 1995 quarter decreased 1% from the 14-week 1994 fourth quarter, which itself increased 16% over the 1993 fourth quarter.

Operating income at $3,277,000 was up 6% from 1994 which itself was up 16% from 1993. It reflected no change in gross profit, and a 2% increase in Selling and Administrative expenses (up $178,000). Gross margin decreased 1% on the higher sales volume, due primarily to significantly higher raw material costs, only a part of which have been passed through in product pricing. 1994 Operating income included these unusual charges: (1) $325,000 to increase the provision for costs related to product warranties associated with the Company's former roofing materials business, (2) a $150,000 provision as a Potential Responsible Party ("PRP") under "Superfund" legislation, and (3) $125,000 to increase reserves pertaining to the removal of certain underground tanks no longer in use (See
Note 13 of the Notes To Financial Statements). 1995 Operating income included a $165,000 gain, net of reserves, from the settlement of an insurance claims. The Company expects improvement in 1996 gross profit margins over 1995 margins, reflecting lower raw material prices, anticipated cost reductions generated by recent and planned capital expenditures, ongoing cost reduction programs and increased volumes.

Selling expenses increased 12% over 1994, which increased 10% over 1993, reflecting increases in advertising, freight, salaries and fringe benefits and travel expenses of $225,000, $149,000, $132,000 and $36,000, respectively.
General and Administrative expenses, exclusive of a $250,000 recovery from an insurance settlement, decreased 5% from the prior year, on reduced incentive compensation and professional fees, offset in part by increases in supplies and computer equipment rentals. In addition, the prior year included charges of approximately $275,000, inclusive of legal costs, for settlement of litigation arising from the Company's previously discontinued coated fabrics business, and included a partial recapture of a provision for doubtful accounts.

Income before taxes at $3,165,000 is up 56% ($1,130,000) from the prior year, reflecting the 6% increase in operating income noted above, and $1,214,000 increase in other income offset in part by a $271,000 increase in interest expense. Other income reflects favorable settlements of $395,000 and $825,000 related to litigation related to the Company's previously discontinued Consumer Products and Roofing Materials businesses, respectively. The increased interest expense is the result of increased loan volume and an increased rate of approximately 189 basis points (as a result of increases in the prime rate) on monies borrowed on the Company's line of credit with its primary lender.

Net income at $3,123,000 is up $1,193,000 from the prior year, exclusive of the $1,274,000 net benefit in 1994 from the cumulative effect of accounting changes from the Company's simultaneous adoption of Financial Accounting Standards #109 (FAS 109 - Accounting for Income Taxes) and #106 ( FAS 106 - Employer Accounting for Postretirement Benefits Other Than Pensions). The current year net income includes a $1,431,000 recapture of the deferred tax valuation allowance, resulting in a $42,000 tax provision. The prior year's net income includes a $1,005,000 recapture of the deferred tax valuation allowance, resulting in a $105,000 tax provision.

Although the aggregate gross deferred tax asset approximates $5.3 million, a valuation allowance has been established to reflect the uncertainty of full realization of the deferred tax asset (see Note 5 of the Notes To Financial Statements). As of December 1, 1995, the valuation allowance was reduced by $1,431,000 to $2,044,000, based on estimates of future taxable income through fiscal 2000. The valuation allowance was established in recognition of the difficulty inherent in estimating beyond a five-year horizon, particularly due to the uncertainty created by the Company's dependency on the automotive industry in general, and its significant customer in particular (See Note 10 of Notes to Financial Statements).

In 1995, cash from operating activities was $2,569,000 as compared to $1,200,000 and $2,239,000 for 1994 and 1993, respectively, as proceeds from net income, depreciation, and increased accounts payable exceeded the outflow used to expand inventory ($2,111,000) and to discharge pension obligations. In accord with Company's agreement with its primary lender, all cash receipts were applied against the revolving loan which was adjusted daily. The $2,569,000 generated by operating activities was used to finance $1,489,000 of net additions to plant and equipment and to pay down term debt and capital leases ($1,180,000).

The United States Environmental Protection Agency (EPA) has asserted four (4) claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in the United States District Court for the District of Massachusetts, the EPA began an action on or about March 1, 1990 in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts. The Company has entered into a Consent Decree, (embodied in an order of Judgment entered October 14, 1992), requiring payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $68,000 and owes two payments of $16,000 in each of 1996 and 1997. (See Footnote 13 of the Notes To Financial Statements).

On or about March 28, 1986, the Company was notified of potential liability with respect to the Cannons Engineering Corporation site in Bridgewater, Massachusetts, and the Cannons Engineering Corporation site in Plymouth, Massachusetts, and of its alleged ranking number 128 of more than 300 generators. The Company had rejected offers of approximately $40,000 and approximately $24,000 to settle with the EPA in this matter, since such settlements would not have released the Company with respect to liability for any future clean-up at the sites in question. No action has been filed by the EPA against the Company. EPA settled with a number of the generators who have, in turn threatened legal action against the Company. A reiteration of a 1991 contribution demand was made in 1994 by certain settling PRP's in the amount of $175,000. The Company received notification that a lawsuit was filed against it on June 23, 1995, in the United States District Court for the District of Massachusetts by Olin Hunt Specialty Products, Inc., ("Olin"). Olin sought to recover its contribution as a result of a settlement entered into on June 26, 1992 between Olin, et al., and the United States, the State of New Hampshire, and the Commonwealth of Massachusetts, (the "Governments") for reimbursement of the Governments' response costs in connection with the Cannons site. A settlement was subsequently reached whereby the Company paid the Plaintiff the sum of $40,000 in exchange for the execution of mutual general Releases and the filing of a Stipulation of Dismissal, with prejudice. (See Note 13 of the Notes To Financial Statements).

With respect to the third assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. Revised volumetric assessments were made on or about July 7, 1993. The EPA has attributed 852,445 gallons of an aggregate of 48,953,983 gallons of waste volume to the Company (a 1.74% share). The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. This belief is based on the Company's facts and circumstances related to SRS, which are similar in many respects to those in the Re-Solve case. An SRS PRP Group, formed to negotiate the clean-up with EPA, has obtained consent to undertake the first phase of a remediation program, estimated to cost $3,600,000. Phase II, as proposed by EPA, is estimated to cost approximately $25,000,000, to be incurred over approximately a three-year period. The PRP Group opposes the Phase II proposal. The Company's share (without adjustment for overstated attribution) of the Phase I remediation and the Phase II program, if it were adopted, would be a total of $498,000. The most currently available estimate is that the cost of the entire clean up will range from approximately $38 million to less than $70 million. On or about January 16, 1996, the Company entered into a payment agreement with the SRS PRP Group to pay its unpaid prior and current assessments in the total amount of $101,000 and whereby it will be permitted to participate as a settling party in the Administrative Order relating to the NTCRA and RI/FS settlement. Based on all available information as well as its prior experience, management believes a reasonable estimate of its ultimate liability is $500,000 and has accrued this amount in Accrued Expenses and Other Liabilities in the accompanying Balance Sheet as of December 1, 1995. (See Note 13 of the Notes To Financial Statements). This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company, and no direct dialogue with the EPA is expected before the end of 1996. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

On January 25, 1994, the Company received a notification dated January 21, 1994 of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site between 1956 and 1974, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 380,710 gallons, or 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group has been formed; and on or about June 20, 1995 and January 11, 1996, the Company executed agreements and paid assessments of $3,000 and $6,000, respectively, to become a participant in the Joint Defense Group of OSL/SRS "transshipper" PRP's and in the Alternative Dispute Resolution Process. All the PRP's have agreed among themselves to cap the liability of the "SRS Parties", (i.e. the indirect shippers, and the group to which the Company would belong), for the first phase of a clean-up at 24.5%; (the amount assessed the direct shippers and the other OSL Parties will be 51% and 24.5%, respectively). There is no publicly available information yet concerning Phase II ground water remediation costs; however, such costs are likely to be significant. Based on all available information as well as its prior experience, management believes a reasonable estimate of its ultimate liability for Phase I costs is $100,000 and has accrued this amount in Other Liabilities in the accompanying Balance Sheet as of December 1, 1995. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

In the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. According to the information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. In accord with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing on or about August 24, 1994. In response thereto, on or about September 9, 1994, the Company received a Notice of Responsibility from the "DEP," (the "Notice"). The Notice was given to inform the Company of its legal responsibilities under state law for assessing and/or remediating a release of oil and/or hazardous material at the Company's property. Plymouth has employed a licensed site professional as required by statute to investigate the site. A submittal has been made to DEP of an initial Phase I site investigation and a Tier II Classification which does not require written approval to proceed with studies for remediation. Various remediation options are being evaluated to determine the most cost effective method. A decision on the proposed remedial action will be submitted within the next few months. It is expected that such assessment and remediation will take up to two years to complete and that the costs for same will not exceed the sum of $250,000, which has been provided for within Accrued Expenses in the accompanying financial statements.

The Company operates under United States Environmental Protection Agency ("EPA") and Massachusetts Department of Environmental Protection ("DEP") permits for VOC emissions, and in management's opinion, is in compliance with all Federal and State environmental regulations. In early 1992, the Company made a corporate commitment to the EPA's voluntary 33/50 Program to reduce toxic omissions and to foster pollution prevention as the preferred approach to environmental improvement. The Company intends to continue to make significant progress towards its voluntary commitment through formulation and process modifications and moderate capital expenditures. Beginning in late 1993 and continuing through 1995, major modifications were made to certain coating equipment to increase capacity, reduce cost, and to incorporate improved emission control equipment.

As of December 1, 1995, as required by Financial Accounting Standards Board Statement #87 ("FAS #87"), the Company revised the discount rate assumption utilized in its annual remeasurement of its pension obligation from the prior year's rate of 8.50% to 7.25%, in recognition of the decrease in long-term interest rates during 1995. This lower rate assumption (reflects the rate of return inherent in the price at which the pension obligation could currently be settled with a third party) resulted in an increase to the pension liability of approximately $1.4 million. Consistent with the requirements of FAS #87, an incremental after-tax charge to equity was made in the amount of approximately $324,000 (See Note 8 of the Notes To Financial Statements).

As of December 3, 1994, the Company adopted Financial Accounting Standards Board Statement #112 (Employer's Accounting for Postemployment Benefits). The Statement requires that postemployment benefits be recognized on an accrual basis at the time employment ceases. The adoption of the Statement did not have a significant impact on the Company's financial statements.

The Financial Accounting Standards Board issued Statement #107 (Disclosures About Fair Value of Financial Instruments) in 1991. The Statement requires companies to disclose the fair value of all financial instruments, if practical to estimate, and, if not practical to estimate fair values, certain other disclosures are required. The Company plans to adopt this Statement in 1996, and does not anticipate any significant impact on its Financial Statements from this adoption.

The Financial Accounting Standards Board issued Statement #119 (Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments) in 1994. The Company plans to adopt this Statement in 1996, and does not anticipate any significant impact on its Financial Statements from this adoption.

The Financial Accounting Standards Board issued Statement #121 (Accounting for the Impairment of Long-Lived Assets and long-Lived Assets to be Disposed Of) in 1995. The Company expects to adopt this Statement 1997, and does not anticipate any significant impact on its Financial Statements from this adoption.

The Financial Accounting Standards Board issued Statement #123 (Accounting for Stock-Based Compensation) in 1995. The Company has yet to determine the impact of the Statement, but will continue to use APB 25 for financial statement reporting with FAS 123 disclosures in 1997 when the Statement is effective for the Company.

1994 COMPARED WITH 1993

Net sales increased for the fourth consecutive year as 1994 (53 week year) sales at $51,045,000 were up 7% from the prior year (52 week year), which exceeded 1992 by 12%. Fourth quarter net sales were up 16% over the prior year's fourth quarter.

Although some capacity constraints were eliminated in March, (when certain equipment was returned to production following major modifications to increase capacity, reduce costs, and incorporate improved emission control equipment), effective capacity continued to be limited throughout most of the year due to a materially altered production mix caused by significantly increased automotive tape demand. Domestic automotive tape sales for the year increased approximately 30% over the prior year. In order to meet automotive demand with existing capacity, sales to other markets were down from 1993, with the exception of sales to the telephone industry and electrical contractors. In response to the increased demand, the Company accelerated its capital investment and capacity expansion program; capital expenditures approximated $2,150,000 in 1994 compared to approximately $1,100,000 in each of the prior two years. In the 1994 third quarter, the Company purchased new slitting equipment and relocated its slitting and packaging operations to a more modern building in its Canton facility. The cutting department relocation, in addition to increasing capacity, reduced both direct labor and material handling costs. In addition, the Company began major modifications to its adhesive, mixing and coating operations in December, 1994.

In January, 1995, the Company was awarded a new three-year "global" contract to provide PVC (vinyl) harness tape to the Delphi Packard Electric Division of General Motors Corporation. The new agreement is expected to add approximately 5% to the Company's overall annual sales by the end of fiscal 1996.

1994 Operating income of $3,090,000 included three unusual charges: (1) $325,000 to increase the provision for costs related to product warranties associated with the Company's former roofing materials business, (2) a $150,000 provision as a Potential Responsible Party ("PRP") under "Superfund" legislation for the clean up of (a) Old Southington Landfill ("OSL Site") in Southington, Connecticut (see Note 13 of the Notes To Financial Statements) and (b) the Cannons Engineering Site in Bridgewater, Massachusetts, and (3) $125,000 to increase reserves pertaining to the removal of certain underground tanks no longer in use (see Note 13 of the Notes To Financial Statements). Exclusive of the unusual charges above, and of similar unusual transactions in 1993, ($750,000 to increase warranty reserves and a $400,000 provision as a PRP under "Superfund" legislation for the clean up of the Solvent Recovery Systems of New England Site in Southington, Connecticut), Operating Income decreased 18% ($807,000) in 1994, as compared to a 25% increase ($910,000), in 1993 over 1992.
The decrease reflects a $778,000 (6%) reduction in gross profit, inclusive of the $125,000 increased tank removal provision ($50,000 in 1993) and a 10% increase in Selling expenses, offset in part by a 13% reduction in General & Administrative expense. The 6% gross profit reduction from the prior year is primarily attributable to the high automotive product mix, significantly increased overtime, escalating raw material costs, increased equipment repairs, and a reallocation of certain facility expenses from General & Administrative expense in the prior year to manufacturing overhead, and to overhead spending associated with the 1994 plant and equipment modification.

Selling expenses increased 10% over the prior year, reflecting increases in advertising, commissions, freight, and salesmen's salaries and fringe benefits - up $35,000, $32,000, $214,000, and $175,000, respectively. General and
Administrative expense decreased 13% from the prior year, due primarily to a partial recapture of a provision for doubtful accounts, a reallocation approximating $380,000 of unused facility and net carrying costs in the prior year from G&A expense to manufacturing overhead, and a reduced environmental charge ($400,000 in 1993, $150,000 in 1994), offset in part by charges approximating $275,000, inclusive of legal costs, for the settlement of litigation arising from the Company's previously discontinued coated fabrics business. In addition, the prior year included an approximate $449,000 increase in the provision for doubtful accounts. The reallocation of the net carrying costs reflects the planned utilization for manufacturing space formerly set aside for lease.

Income before taxes at $2,035,000 is down 24% from the prior year, which benefited from a $553,000 before tax gain on the sale of a minority stock position in Societe Plymouth Francaise. The reduced current year income before taxes reflects, in addition to the 1993 stock sale gain, an 8% reduction in operating income, offset in part by a 7% reduction in interest expense. The interest reduction results from reduced interest rates of approximately 32 basis points (100 basis points equals 1 percent) on money borrowed on the Company's line of credit with its primary lender, and a 194 basis point rate reduction on the Company's term debt, which was restructured in October, 1993, offset in part by increased loan volume to finance the Company's capital investment and capacity expansion program.

Net income at $3,204,000 is up 14% from the prior year's income of $2,818,000, which included a $282,000 gain on the early extinguishment of term debt due January 1, 1996, and a $951,000 income tax benefit from utilizing net operating loss carryforwards. Included in the $3,204,000 1994 net income is (1) a $1,274,000 benefit from the cumulative effect of accounting changes resulting from the Company's simultaneous adoption of Financial Accounting Standards #109 (FAS 109 - Accounting for Income Taxes), and #106 (FAS 106 - Employer Accounting for Postretirement Benefits Other Than Pensions) as of the beginning of fiscal 1994, and (2) a $1,005,000 recapture of the deferred tax valuation allowance which was established at the adoption of FAS 109 and resulted in an effective annual tax rate of approximately 5%.

The effect of the 1994 adoption of FAS 109 was to increase the deferred tax asset from the one million dollars reported at the end of fiscal 1993 to $3.2 million at the beginning of fiscal 1994. The recording of the additional asset increased the 1994 first quarter net income by approximately $2.2 million. At December 2, 1994, the aggregate net deferred tax asset before consideration of a valuation allowance approximated $6.1 million, reflecting (1) tax timing differences primarily due to future deductions related to the Company's net pension obligation of approximately $3.6 million, and (2) the $7.3 million of tax basis federal net operating loss (NOL) carryforwards, which expire during the period from 2002 to 2006.

Although the aggregate net deferred tax asset approximated $6.1 million, a valuation allowance was established to reflect the uncertainty of full realization of the deferred tax asset (see Note 5 of the Notes To Financial Statements). As of December 2, 1994, the valuation allowance was reduced after adoption by $1.0 million to $3,475,000, based on estimates of future taxable income through fiscal 1997. The valuation allowance was established in recognition of the difficulty inherent in estimating income at that date beyond a three-year horizon.

The effect of the adoption of FAS 106, utilizing the immediate recognition method related to the transition obligation, was to decrease the first quarter and fiscal 1994 net income by $949,000, which was reported as a cumulative accounting change. The Company's plan provides benefits only to age 65 for disability retirees and employees who retire at age 62, and certain limited life insurance benefits for retired employees. The annual Postretirement expense for 1994 was estimated at $91,000, inclusive of service and interest costs of $30,000 and $61,000, respectively.

Working capital at December 2, 1994 at $1,076,000 was virtually unchanged (down $41,000) from the beginning of the year despite capital investments of $2,018,000 and a $1,058,000 reduction in debt on working capital generated by the adoption of FAS #109 ($686,000) (See Note 5 to the Notes To Financial Statements), depreciation ($1,092,000), net income and other sources.

In 1994, operating activities generated a net cash inflow of $1,200,000 as compared to $2,239,000 and $1,167,000 for 1993 and 1992, respectively, as proceeds from Net Income adjusted for Cumulative Accounting Changes ($1,930,000), Depreciation ($1,092,000), non-cash warranty and environmental reserve increases of $325,000 and $150,000, respectively, reduced prepaid expense and increased accrued expenses exceeded the outflow used to expand inventory and accounts receivable (up $1,527,000 and $387,000, respectively), and to discharge product warranties ($279,000) and pension obligations ($189,000). In accordance with the Company's agreement with its primary lender, all cash receipts were applied against the revolving loan which was adjusted daily. The $1,200,000 generated by operating activities, coupled with a $2,162,000 increase in the utilization of the Company's revolving line of credit, was used to finance the $2,018,000 net additions to plant and equipment and to pay down term debt and capital leases totaling $1,331,000.

As of December 2, 1994, the Company received its first unqualified Report of Independent Accountants since fiscal 1985. The Report had previously contained an "uncertainty" paragraph, related to the adequacy of reserves for warranty costs associated with the Company's discontinued roofing membranes business. As over 95% of the warranties had expired as of that date, the remaining warranty reserve ($1 million as of December 1994) appeared adequate.

As of December 2, 1994, as required by Financial Accounting Standards Board Statement #87 ("FAS #87"), the Company revised the discount rate assumption utilized in its annual remeasurement of its pension obligation from the 1993 year's rate of 6.75% to 8.50%, in recognition of the increase in long-term interest rates during 1994. This higher rate assumption (reflects the rate of return inherent in the price at which the pension obligation could currently be settled with a third party) resulted in a decrease to the pension liability of approximately $2.2 million. Consistent with the requirements of FAS #87, the decreased liability was credited to equity, net of approximately $739,000 of deferred taxes. (See Note 8 of the Notes To Financial Statements).

LIQUIDITY

On November 30, 1993, the Company amended its secured loan agreement of June 14, 1989, with the Massachusetts Thrift Institutions Fund For Economic Development to extend the maturity date from June 1, 1994 to December 1, 1996. Under the terms of the amended agreement, the Company is required to make monthly principal payments of $19,381 plus accrued interest through to December 1, 1996.

On December 29, 1995, the Company entered into an additional term loan agreement with a third lender, which provided a $3.6 million term loan (See Note 14 of the Notes to Financial Statements). The term loan is payable in monthly installments of $75,094, including interest, with the final payment due December 29, 2000. The loan is secured by certain equipment of the Company.

The Company's line of credit and term loan agreement, subsequent to the December 29, 1995 equipment refinancing, with its primary lender provides for a $1.5 million term loan and a revolving line of credit of $9 million. The term loan is payable in monthly installments of $60,000, with the balance due October 1, 1996. The term loan and the revolving line of credit are secured by the Company's accounts receivable, inventory, real property, plant and other personal property.

As of December 29, 1995, because of collateral limitations, the Company had approximately $2,300,000 of unused borrowing capacity under the $9 million revolving line of credit. During the year, the Company's average amount outstanding under the revolving line of credit was $6,452,000, and its maximum amount outstanding was $7,155,000. In the opinion of management, anticipated profits, as well as unused capacity under existing borrowing arrangements, will provide sufficient funds to meet expected needs during 1996, including working capital expansion to support sales growth, and investment in improved technology and capital equipment. The Company is evaluating several financing proposals and expects to complete the refinancing of its line of credit and term loan agreement with its primary lender prior to the October 1, 1996 expiration.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth on pages 16 to 42 herein.

ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To the extent not included in Part I hereof, the information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 1, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 1, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 1, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 1, 1995.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)1. Financial statements filed as part of this report are listed in the index appearing on page 15.

(A)2. Financial statement schedules required as part of this report are listed in the index appearing on page 15.

(A)3. Exhibits required as part of this report are listed in the index appearing on pages 43 through 45.

(B) Reports on Form 8-K. During the quarter ended December 1, 1995, the Registrant filed a current report on Form 8-K dated September 11,1995, reporting that a settlement was reached in its suit against Mallyclad Corporation before trial. The settlement required Mallyclad to pay $825,000, in exchange for full and complete mutual release.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PLYMOUTH RUBBER COMPANY, INC.
                                                   (Registrant)


                                               By DUANE E. WHEELER
                                                  ---------------------------
                                                  Duane E. Wheeler,
                                                  Vice President - Finance
                                                  and Treasurer

Date:  February 16, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 16, 1996.

                                                 President and Director
          MAURICE J. HAMILBURG                     (Principal Executive Officer)
---------------------------------------
          Maurice J. Hamilburg

           JOSEPH D. HAMILBURG                   Director
---------------------------------------
           Joseph D. Hamilburg

            SUSAN Y. FRIEDMAN                    Director
---------------------------------------
            Susan Y. Friedman

               JANE H. GUY                       Director
---------------------------------------
               Jane H. Guy

            MELVIN L. KEATING                    Director
---------------------------------------
            Melvin L. Keating

                                                  Vice President - Finance and
                                                  Treasurer (Principal Financial
                                                  Officer and Principal
           DUANE E. WHEELER                       Accounting Officer
---------------------------------------
            Duane E. Wheeler

                          PLYMOUTH RUBBER COMPANY, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE
                                                                         ----
Report of Independent Accountants.................................        16

Balance Sheet at December 1, 1995, and December 2, 1994...........      17 - 18

Statement of Operations and Retained Earnings for each of the
  three years in the period ended December 1, 1995................      19 - 20

Statement of Cash Flows for each of the three years in the
  period ended December 1, 1995...................................      21 - 22

Notes to Financial Statements.....................................      23 - 41

Reserves (Schedule VIII) .........................................        42

The financial statement schedules should be read in conjunction with the financial statements. Schedules not included with this financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   PLYMOUTH RUBBER COMPANY, INC.

In our opinion, the financial statements listed in the accompanying index appearing on page 15 present fairly, in all material respects, the financial position of Plymouth Rubber Company, Inc. at December 1, 1995 and December 2, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 of the financial statements, effective November 27, 1993, the Company changed its method of accounting for income taxes and postretirement health benefits.

PRICE WATERHOUSE LLP

Boston, Massachusetts
February 1, 1996

                          PLYMOUTH RUBBER COMPANY, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                              December 1,           December 2,
                                                                  1995                 1994
                                                              -----------           -----------
CURRENT ASSETS:
   Accounts receivable, less allowance for doubtful
     accounts of $174,000 and $540,000 in 1995 and
     1994, respectively................................       $ 6,441,000           $ 6,515,000
   Inventories:
     Raw materials.....................................         2,474,000             2,102,000
     Work in process...................................         2,270,000             2,468,000
     Finished goods....................................         5,589,000             3,652,000
                                                              -----------           -----------
                                                               10,333,000             8,222,000
                                                              -----------           -----------
   Prepaid expenses and other current assets ..........         2,857,000             2,083,000
                                                              -----------           -----------
     Total current assets..............................        19,631,000            16,820,000
                                                              -----------           -----------
PLANT ASSETS:
   Land................................................           121,000               121,000
   Buildings...........................................         5,346,000             5,525,000
   Machinery and equipment.............................        20,755,000            21,064,000
   Construction in progress............................           739,000               813,000
                                                              -----------           -----------
                                                               26,961,000            27,523,000
   Less: Accumulated depreciation......................        18,901,000            20,124,000
                                                              -----------           -----------
                                                                8,060,000             7,399,000
                                                              -----------           -----------
OTHER ASSETS...........................................         3,791,000             4,179,000
                                                              -----------           -----------
                                                              $31,482,000           $28,398,000
                                                              ===========           ===========


          The notes are an integral part of these financial statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       December 1,      December 2,
                                                                          1995              1994
                                                                       -----------      -----------
CURRENT LIABILITIES:

   Revolving line of credit.....................................       $ 4,331,000      $ 5,979,000
   Trade accounts payable.......................................         5,497,000        4,344,000
   Accrued expenses.............................................         3,976,000        3,649,000
   Current portion of long-term obligation......................         2,392,000        1,156,000
   Current portion product warranties...........................           580,000          616,000
                                                                       -----------      -----------
     Total current liabilities..................................        16,776,000       15,744,000
                                                                       -----------      -----------

LONG-TERM LIABILITIES:

   Borrowings...................................................         3,143,000        3,752,000
   Pension obligation ..........................................         4,880,000        4,894,000
   Product warranties...........................................           294,000          384,000
   Other .......................................................         1,743,000        1,905,000
                                                                       -----------      -----------
     Total long-term liabilities................................        10,060,000       10,935,000
                                                                       -----------      -----------


COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:

   Preferred stock $10 par value, authorized 500,000
    shares; no shares issued and outstanding ...................             --               --
   Class A voting common stock, $1 par value, authorized
    1,500,000 shares; issued and outstanding 810,586
    shares in 1995 and 1994....................................            810,000          810,000
   Class B non-voting common stock $1 par value,
    authorized 3,500,000 shares; issued and
    outstanding 1,054,201 shares in 1995 and 814,267
    shares in 1994 .............................................         1,054,000          814,000
   Paid-in capital..............................................         8,303,000        6,987,000
   Retained earnings (deficit)..................................        (4,577,000)      (6,234,000)
   Pension liability adjustment, net of tax ....................          (716,000)        (392,000)
   Deferred compensation........................................          (228,000)        (266,000)
                                                                       -----------       -----------
                                                                         4,646,000         1,719,000
                                                                       -----------       -----------
                                                                        31,482,000       $28,398,000
                                                                       ===========       ===========

          The notes are an integral part of these financial statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                                           Year Ended
                                                       --------------------------------------------------
                                                       December 1,         December 2,       November 26,
                                                          1995                1994               1993
                                                       ----------          -----------       ------------
Revenues:
   Net sales...................................      $ 53,293,000        $ 51,045,000       $  47,794,000
   Royalties...................................                --                --                40,000
                                                     ------------        ------------       -------------
                                                       53,293,000          51,045,000          47,834,000
                                                     ------------        ------------       -------------

Costs and Expenses:
   Cost of products sold ......................        40,621,000          38,407,000          34,378,000
   Selling, general and administrative ........         9,395,000           9,223,000           9,359,000
   Product warranties..........................              --               325,000             750,000
                                                     ------------        ------------       -------------
                                                       50,016,000          47,955,000          44,487,000
                                                     ------------        ------------       -------------
Operating income...............................         3,277,000           3,090,000           3,347,000
Interest expense...............................        (1,401,000)         (1,130,000)         (1,211,000)
Other income, net..............................         1,289,000              75,000             533,000
                                                     -------------       ------------       -------------
Income before income taxes.....................         3,165,000           2,035,000           2,669,000
Provision for taxes on income..................           (42,000)           (105,000)         (1,084,000)
                                                    -------------        -----------        --------------
Income before extraordinary items and
 cumulative effect of changes in accounting
 principle ....................................         3,123,000          1,930,000            1,585,000
Extraordinary item - gain on extinguishment
   of debt, net of taxes.......................                --                 --              282,000
Extraordinary item - income tax benefit from
 utilizing net operating loss carryforwards....                --                 --              951,000
Cumulative effect of changes in accounting
  principles, net .............................                --           1,274,000                  --
                                                    -------------       -------------       -------------
Net income.....................................         3,123,000           3,204,000           2,818,000
Retained earnings (deficit) at beginning
   of year.....................................        (6,234,000)         (9,438,000)        (12,256,000)
Less 10% stock dividend .......................        (1,466,000)                 --                  --
                                                     ------------        ------------       -------------
Retained earnings (deficit) at end of year.....      $ (4,577,000)       $ (6,234,000)      $ ( 9,438,000)
                                                     ============        ============       =============


          The notes are an integral part of these financial statements

                          PLYMOUTH RUBBER COMPANY, INC.

                                                     December 1,         December 2,         November 26,
                                                        1995                1994                 1993
                                                     ----------          ----------          ------------
PER SHARE DATA:
PRIMARY EARNINGS PER SHARE:

Income before extraordinary items  ............     $        1.48      $          .93       $         .78

Extraordinary items ...........................                --                  --                 .60
Cumulative effect of changes in accounting
 principle ....................................                --                 .61                  --
                                                    -------------      --------------       -------------
Net Income.....................................     $        1.48      $         1.54       $        1.38
                                                    =============      ==============       =============
Weighted average number of shares outstanding..         2,105,918           2,083,063           2,039,226
                                                    =============      ==============       =============

FULLY DILUTED EARNINGS PER SHARE:

Income before extraordinary items..............     $        1.47      $         .92        $         .78

Extraordinary items............................                --                 --                  .60
Cumulative effect of changes in accounting
 principle ....................................                --                .61                   --
                                                    -------------     --------------       --------------
Net Income.....................................     $        1.47     $         1.53       $         1.38
                                                    =============     ==============       ==============
Weighted average number of shares outstanding..         2,131,407          2,092,345            2,041,171
                                                    =============     ==============       ==============


          The notes are an integral part of these financial statements.

                                           PLYMOUTH RUBBER COMPANY, INC.

                                              STATEMENT OF CASH FLOWS

                                                                        Year Ended
                                                     ---------------------------------------------------
                                                      December 1,        December 2,        November 26,
                                                         1995               1994               1993
                                                     ------------      -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...................................       $ 3,123,000       $  3,204,000         $ 2,818,000
    Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization..............         1,051,000          1,092,000             975,000
    Cumulative effect of changes in accounting
     principle.................................                --         (1,274,000)                 --
    Deferred income tax (benefit) provision....          (454,000)          (133,000)           (298,000)
    Gain on sale of minority interest..........                --                 --            (553,000)
    Provision for doubtful accounts............             4,000            (35,000)            449,000
    Provision for product warranty costs.......                --            325,000             750,000
    Provision for environmental reserves.......           100,000            150,000             400,000
    Amortization of deferred compensation......            38,000             38,000              13,000
  Changes in assets and liabilities:
    Accounts receivable........................            70,000           (387,000)         (1,090,000)
    Inventory..................................        (2,111,000)        (1,527,000)           (493,000)
    Prepaid expenses...........................           105,000            257,000            (203,000)
    Other assets...............................           181,000            (71,000)            (68,000)
    Accounts payable...........................         1,152,000           (137,000)            653,000
    Accrued expenses...........................           115,000            387,000             317,000
    Product warranties.........................          (126,000)          (279,000)         (1,507,000)
    Other liabilities..........................          (113,000)          (221,000)           (227,000)
    Pension obligation.........................          (566,000)          (189,000)            303,000
                                                      -----------       ------------         -----------
   Net cash provided by operating activities ..         2,569,000          1,200,000           2,239,000
                                                      -----------       ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ........................        (1,712,000)        (2,150,000)         (1,181,000)
  Sale/leaseback of plant assets...............           223,000            132,000                  --
  Proceeds from sale of minority interest......                --                 --             561,000
                                                     ------------       ------------         -----------
Net cash provided by (used in) investing
 activities ...................................        (1,489,000)        (2,018,000)           (620,000)
                                                     ------------       ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving line
   of credit..................................             69,000          2,162,000            (834,000)
  Proceeds from term debt.....................                 --                 --           5,186,000
  Payments of term debt.......................         (1,022,000)        (1,058,000)         (5,848,000)
  Payments on capital leases..................           (160,000)          (273,000)           (197,000)
  Proceeds from insurance financing...........            191,000            276,000             386,000
  Payments on insurance financing.............           (249,000)          (291,000)           (313,000)
  Proceeds from issuance of common stock .....             91,000              2,000               1,000
                                                      -----------       ------------         -----------
  Net cash provided by (used in) financing
   activities.................................         (1,080,000)           818,000          (1,619,000)
                                                      -----------       ------------         -----------
Net change in cash............................                 --                 --                  --
Cash at the beginning of the period...........                 --                 --                  --
                                                      -----------       ------------         -----------
Cash at the end of the period.................        $        --       $         --         $        --
                                                      ===========       ============         ===========

          The notes are an integral part of these financial statements.

                                           PLYMOUTH RUBBER COMPANY, INC.

                                                                       Year Ended
                                                  ----------------------------------------------------
                                                    December 1,         December 2,       November 26,
                                                       1995                1994               1993
                                                  -------------      ---------------      ------------
                                 Supplemental Disclosure of Cash Flow Information

Cash paid for interest .......................         $1,410,000        $ 1,190,000       $1,207,000
                                                       ==========        ===========       ==========
Cash paid for income taxes....................         $  169,000        $   269,000       $  567,000
                                                       ==========        ===========       ==========


                                 Supplemental Disclosure of Non-Cash Activities
Non-Cash Transactions:

Increase/(decrease) in additional minimum
 pension liability offset by intangible
 asset........................................         $  279,000        $(2,272,000)      $2,376,000
                                                       ==========        ===========       ==========
Increase/(decrease) in deferred tax asset
 related to FAS 87 equity charge..............         $  217,000        $  (739,000)      $1,000,000
                                                       ==========        ===========       ==========
Increase/(decrease) in equity adjustment
 related to FAS 87 minimum pension liability..         $  324,000        $(1,271,000)      $ 1,663,000
                                                       ==========        ============      ===========
Assets acquired under capital lease
 obligations..................................         $       --        $         --      $    13,000
                                                       ==========        ============      ===========
Deferred compensation on stock option grant
  offset by credit to paid-in capital.........         $       --        $         --      $   317,000
                                                       ==========        ============      ===========

Write off of fully depreciated and disposed
 of plant assets:
   - Gross cost  .............................        $ 2,274,000        $  2,211,000      $        --
                                                      ===========        ============      ===========
   - Accumulated depreciation ................        $ 2,274,000        $  2,211,000      $        --
                                                      ===========        ============      ===========


     The notes are an integral part of these financial statements.

                     PLYMOUTH RUBBER COMPANY, INC.

                     NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. THE COMPANY -- Plymouth Rubber Company, Inc. manufactures and supplies rubber and vinyl products to a broad range of markets, including the electrical supply industry, electric utilities, automotive and other Original Equipment Manufacturing.

     B. INVENTORIES -- Inventories are valued at the lower of cost, principally on the first-in, first-out method, or market.

     C. PLANT ASSETS -- Plant assets are stated at cost. Additions, renewals and betterments of plant assets, unless of relatively minor amounts, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight-line method based upon the estimated useful lives of 15-45 years for buildings and 3-14 years for machinery and equipment. The cost and related accumulated depreciation of fully depreciated and disposed of assets are removed from the accounts.

     D. ENVIRONMENTAL MATTERS -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures which relate to an existing condition caused by past operations are expensed. Liabilities are recorded without regard to possible recoveries from third parties, including insurers, when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated.

     E. RETIREMENT PLANS -- The Company provides certain pension and health benefits to retired employees. Pension costs are accounted for in accordance with Financial Accounting Standards Board Statement (FAS) #87 (Employers Accounting for Pensions). Unrecognized pension gains and losses are amortized on a straight line basis over ten years (See Note 8). Effective November 27, 1993, the Company adopted FAS #106 (Employers Accounting for Postretirement Benefits Other than Pensions), which requires the cost of Postretirement health benefits to be accrued during the employees' active service period (See Note 8).

     F. INCOME TAXES -- Effective November 27, 1993, the Company adopted FAS #109 (Accounting For Income Taxes). The adoption of FAS #109 changed the Company's method of accounting for income taxes from the deferred method under APB#11, which deferred the tax effects of timing differences between financial reporting and taxable income, to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the Company's assets and liabilities (See Note 5).

     G. EARNINGS PER SHARE -- All per share calculations are computed based on the weighted average number of common shares outstanding during the year, adjusted for the impact of the Company's stock option plans and outstanding stock warrants (see Note 9).

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     H. FOURTH QUARTER CHARGES -- During the fourth quarter of 1994 and 1993, the Company recorded charges of $325,000 and $750,000, respectively, as a result of changes in estimates related to its product warranty reserves (see Note 13). In addition, during the fourth quarter of 1995, 1994 and 1993, the Company recorded charges of $100,000, $150,000 and $400,000, respectively, for environmental liabilities arising from past operations.

NOTE 2 -- ACCOUNTING CHANGES

During the first quarter of 1994, the Company changed its method of accounting for income taxes and Postretirement health benefits to conform with the of two accounting standards issued by the Financial Accounting Standards Board. The net effect of these changes, as of the adoption date of November 27, 1993, has been recognized as the cumulative effect of changes in accounting principles in the accompanying Statement of Operations for the year ended December 2, 1994 as follows:

     Accounting for income taxes (See Note 5)                 $2,223,000
     Accounting for Postretirement health benefits
      (See Note 8)                                              (949,000)
                                                              ----------
     Net benefit                                              $1,274,000

NOTE 3 -- BORROWING ARRANGEMENTS

On December 29, 1995, the Company refinanced a portion of its term debt with a new lender (See Note 14).

In October, 1993, the Company renegotiated and restructured a significant portion of its existing debt with two of its lenders, which resulted in an expansion of its overall credit facility and the consolidation of its new revolver and term loan facility with one lender. The principal terms of the facility included an expansion of the Company's revolving line of credit with its primary short term lender from $8 million to a maximum borrowing amount of $9 million, with a reduction in interest from prime plus 3.5% to prime plus 2%, and a new term loan facility in the amount of $5 million. The new term debt facility was used to pay off $4.8 million of term debt due January 1, 1996, at a prepayment discount of $468,000, and the balance of the Company's $750,000 term debt due December 15, 1993. In connection with the above, the Company recorded an extraordinary gain on extinguishment of debt of $282,000, net of $186,000 in related income taxes, in the accompanying Statement of Operations and Retained Earnings. Earnings per share on the extraordinary gain was $.14.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 3 -- BORROWING ARRANGEMENTS (CONTINUED)

         A summary of the Company's revolving line of credit and term debt consists of the following:

                                                    Dec. 1,         Dec. 2,
                                                     1995            1994
                                                   --------        --------

Short-term Borrowings under a $9,000,000
 revolving line of credit, secured by a
 first interest in accounts receivable,
 inventory, and other personal property
 with interest charged at prime plus
 2.0%. At December 29, 1995, the Company
 had approximately $2,300,000 in unused
 borrowing availability on its revolving
 line of credit. The interest rate at
 December 1, 1995 was 10.75% (See Note 14).... $4,331,000         $5,979,000
                                               ==========         ==========

Term debt, in the original principal
 amount of $5,000,000, due October 1,
 1996, secured by a first interest in
 real property and a third security
 interest in accounts receivable,
 inventory, equipment, and other
 personal property. Monthly principal
 payments are $60,000 plus interest at
 prime plus 2.0%. The interest rate at
 December 1, 1995 was 10.75% (See Note 14) ..  $3,440,000         $4,160,000

Term debt, in the original principal
 amount of $1,250,000, secured by a
 second interest in real property,
 accounts receivable, inventory,
 equipment and other personal property.
 Monthly principal payments are $19,381
 plus interest at the lender's base rate
 (subject to annual adjustment) from
 December 1, 1993 through November 1,
 1996, with remaining principal balance
 plus accrued interest due December 1,
 1996. The interest rate at December 1,
 1995 was 9.91% .............................     213,000            465,000

Term debt, in the original principal
 amount of $280,000 secured by a third
 interest in real property. Monthly
 payments of $5,000 including interest
 at 8% through October  1,  1997 ............      99,000            149,000

Short-term borrowings under a revolving
 line of credit expected to be
 refinanced with long term debt (See
 Note 14 ) ..................................   1,717,000               --

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 3 -- BORROWING ARRANGEMENTS (CONTINUED)

                                                  Dec. 1,         Dec. 2,
                                                   1995            1994
                                                ----------       ---------
     Capital Lease Obligations
      (see Note 11)                               304,000         241,000
                                               ----------      ----------
                                                5,773,000       5,015,000
        Less Current Portion                    2,392,000       1,156,000
                                               ----------      ----------
                                               $3,381,000      $3,859,000
                                               ==========      ==========

     At December 1, 1995 and December 2, 1994, $238,000 and $107,000,
respectively of long term capital lease obligation are included in Other long term liabilities in the accompanying Balance Sheet.

     The Company's revolving credit loan and long term debt instruments contain various covenants which, among other things, prohibit cash dividends without the consent of the lender and specify that the Company meet certain financial requirements, including certain net worth and working capital levels. In addition, this agreement contains certain subjective provisions which would result in an event of default if there were a "material impairment" of the prospect of repayment of the debt or of the value, or priority of the lender's security interests in the collateral.

     Maturities of long-term obligations, taking into consideration the terms of the partial debt refinancing completed in December 1995 (see Note 14) in the next five years are: 1996 - $2,392,000; 1997 - $777,000; 1998 - $862,000; 1999 -
$936,000; and 2000 - $806,000.

NOTE 4 - SALE OF INVESTMENT

     In July, 1993, the Company sold substantially all of its minority interest in Societe Plymouth Francaise for $561,000 and recorded a pre-tax gain of $553,000, which is included in Other Income in the accompanying Statement of Operations. The proceeds, net of foreign taxes of $28,000, were used to pay down the Company's loan under its revolving line of credit.

NOTE 5 - INCOME TAXES

     Effective November 27, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards #109, "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 as of November 27, 1993 increased net income by $2.2 million ($1.07 per share). Prior years' financial statements have not been restated to reflect the provisions of FAS 109. The 1993 tax provision has been determined in accordance with Accounting Principles Board (APB) Opinion #11.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 5 - INCOME TAXES (CONTINUED)

     The provision (benefit) for income taxes consists of the following:

                                                   Year Ended
                                      ------------------------------------
                                      Dec. 1,       Dec. 2,       Nov. 26,
                                       1995          1994          1993
                                      -------       -------       -------

Current:
   Federal ........................  $ 53,000     $  56,000     $1,197,000
   State ..........................   443,000       182,000        343,000
   Foreign ........................        --            --         28,000
                                     --------     ---------     ----------
                                      496,000       238,000      1,568,000
                                     --------     ---------     ----------

Deferred:
   Federal ........................  (362,000)       (4,000)      (235,000)
   State ..........................   (92,000)     (129,000)       (63,000)
                                     --------     ---------     ----------
                                     (454,000)     (133,000)      (298,000)
                                     --------     ---------     ----------
Total .............................  $ 42,000     $ 105,000     $1,270,000
                                     ========     =========     ==========

     The significant components of the deferred income tax benefit attributable to income from continuing operations are as follows:

                                                           Year Ended
                                                    ---------------------
                                                    Dec. 1,       Dec. 2,
                                                     1995          1994
                                                    -------       -------

Deferred tax expense (exclusive of the
 valuation allowance component listed below) .... $  977,000   $   872,000
Decrease in beginning-of-the-year balance
 of the valuation allowance ..................... (1,431,000)   (1,005,000)
                                                  ----------   -----------
Total                                             $ (454,000)  $  (133,000)
                                                  ==========   ===========


     For the year ended November 26, 1993 the deferred income tax benefit results from differences in the recognition of expenses for income tax and financial reporting purposes. The primary sources of deferred income tax benefit were environmental reserves, warranties, depreciation and bad debt expense.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 5 - INCOME TAXES (CONTINUED)

     The components of the net deferred tax asset are as follows:

                                                    Dec. 1,       Dec. 2,
                                                     1995          1994
                                                    ------        -------
Deferred tax asset:
Federal Net Operating Loss (NOL)
 Carryforwards ...............................    $1,599,000     $2,487,000
Pension obligations ..........................     1,650,000      1,524,000
Federal Investment Tax Credit (ITC)
 Carryforwards ...............................       575,000        586,000
Postretirement benefits ......................       410,000        410,000
All Other ....................................     1,427,000      1,534,000
                                                  ----------     ----------
   Total gross deferred tax assets ...........     5,661,000      6,541,000
   Valuation allowance .......................    (2,044,000)    (3,475,000)
                                                  ----------     ----------
                                                   3,617,000      3,066,000

Deferred tax liability:
Plant assets .................................      (352,000)      (472,000)
                                                  ----------     ----------

   Net deferred tax asset ....................    $3,265,000     $2,594,000
                                                  ==========     ==========

     The current portion of the net deferred tax asset ($1,563,000) is included in Prepaid Expenses and Other Current Assets (see Note 6), while the net non-current portion ($1,702,000) is included in Other Assets in the accompanying Balance Sheet. The valuation allowance for deferred tax assets was reduced in 1995 by $1,431,000, and in 1994, after initial adoption, by $1,005,000. The valuation allowance at December 1, 1995 has been determined based on management's estimate of future taxable income for 1996 through 2000. Beyond this five year horizon, management believes it is not possible to reasonably forecast results particularly due the uncertainty created by the Company's dependency on the Automotive Industry in general, and its significant customer in particular (See Note 10).

     The Company has NOL's of approximately $4,702,000 at December 1, 1995. These carryforwards, along with their expiration dates are as follows:

                         Year of
                        Expiration               Amount
                        ----------               ------
                           2002                $1,383,000
                           2003                 2,423,000
                           2004                    77,000
                           2005                   502,000
                           2006                   317,000
                                               ----------
                                               $4,702,000
                                               ==========

     In addition, the Company has ITC carryforwards of $575,000, which expire during the period 1996 through 2001. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of NOL carryforwards which could be utilized, and restrictions on the utilization of ITC carryforwards.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 5 - INCOME TAXES (CONTINUED)

     A reconciliation of the statutory federal income tax rate and the effective income tax rate for the years ended December 2, 1994, November 26, 1993, and November 28, 1992, is as follows:

                                                       Year Ended
                                               ------------------------------
                                               Dec. 1,    Dec. 2,    Nov. 26,
                                                1995       1994       1993
                                               -------   -------     -------

     Statutory rate ......................      34.0%     34.0%       34.0%
     State income taxes, net of
      U.S. income tax benefit ............       9.4       4.4         5.9

     Valuation allowance reduction .......     (45.2)    (49.4)        --

     Return to provision adjustments
      impacting deferred tax asset .......       --       13.6         --

     Other ...............................       3.1       2.6          .6
                                                ----      ----         ---
                                                 1.3%      5.2%       40.5%
                                                ====      ====        ====

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

         The Company's prepaid expenses and other current assets consist of the following:

                                                     December 1,    December 2,
                                                        1995           1994
                                                     -----------    -----------
     Certificate of deposit.......................    $  600,000     $  600,000
     Other prepaid expenses and current assets....       694,000        797,000
     Deferred tax asset, net of valuation
      allowance...................................     1,563,000        686,000
                                                      ----------      ---------
                                                      $2,857,000     $2,083,000
                                                      ==========     ==========

     The Company maintains a certificate of deposit in the amount of $600,000 which is restricted as to use and secures a standby letter of credit issued by a bank.

NOTE 7 - ACCRUED EXPENSES

     The Company's accrued expenses consist of the following:

                                                     December 1,    December 2,
                                                        1995           1994
                                                     -----------    -----------
     Accrued payroll and related benefits............ $1,250,000     $1,241,000
      Accrued pension contributions .................  1,228,000      1,240,000
      Other..........................................  1,498,000      1,168,000
                                                      ----------     ----------
                                                      $3,976,000     $3,649,000
                                                      ==========     ==========

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 8 - RETIREMENT PLANS

     The Company has a non-contributory, defined benefit pension plan and a contributory, defined contribution profit sharing trust, covering substantially all employees. The Company's defined benefit pension plan provides benefits for stated amounts for each year of service. The Company's defined contribution profit sharing trust allocates Company contributions based upon a combination of annual pay and employee elective deferral of pay. The Company's funding policy for the pension plan is to make contributions at least equal to the minimum required by the applicable regulations. The Company may make a discretionary contribution to the profit sharing trust. During 1995, 1994 and 1993, the Company accrued $250,000, $240,000, and $200,000 of profit sharing expense, respectively.

     Net periodic pension costs for the pension plans for the years ended December 1, 1995, December 2 , 1994, and November 26, 1993 are as follows:

                                                    Year Ended
                                         --------------------------------------
                                          Dec. 1,       Dec. 2,        Nov. 26,
                                           1995          1994            1993
                                         --------      -------         --------

 Service cost-benefits earned
  during the period ................  $   109,000     $  144,000    $   98,000
 Interest on projected benefit
  obligation .......................    1,019,000        956,000     1,023,000
 Actual return on assets   .........   (1,494,000)      (143,000)     (429,000)
 Net amortization and deferral .....    1,273,000        128,000         5,000
                                      -----------     ----------    ----------
    Net periodic pension costs......  $   907,000     $1,085,000    $  697,000
                                      ===========     ==========    ==========


Assumptions used in determining net
 periodic cost:

Discount rate.......................        8.50%          6.75%          8.75%
Long term rate of return on assets .        9.00%          9.00%         11.00%

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 8 - RETIREMENT PLANS (CONTINUED)

     The following table details the plans' funding status and the amounts recognized in the accompanying financial statements, utilizing a discount rate of 7.25% and 8.50% at December 1, 1995 and December 2, 1994, respectively:

                                                       Dec. 1,         Dec. 2,
                                                        1995            1994
                                                      --------        -------
 Vested benefits...................................  $13,601,000    $12,182,000
 Nonvested benefits  ..............................      242,000        241,000
                                                     -----------    -----------
 Projected benefit obligation......................   13,843,000     12,423,000
 Plan assets at fair value .  .....................    7,735,000      6,289,000
                                                     -----------    -----------
 Projected benefit obligation in excess
   of plan assets..................................    6,108,000      6,134,000
 Unrecognized net actuarial losses.................   (1,194,000)      (653,000)
 Unrecognized net obligation at transition.........   (1,833,000)    (2,095,000)
 Adjustment required to recognize minimum
   liability . ....................................    3,027,000      2,748,000
                                                     -----------    -----------
          Accrued pension costs . .................  $ 6,108,000    $ 6,134,000
                                                     ===========    ===========

     The following table details the plan assets held at fair market value as of December 1, 1995 and December 2, 1994:

                                                       Dec. 1,         Dec. 2,
   Assets                                               1995            1994
   ------                                             ---------       --------

Common Stock .....................................  $ 5,890,000     $ 4,533,000
Bonds ............................................    1,619,000       1,688,000
 Cash ............................................      226,000          68,000
                                                    -----------     -----------
                                                    $ 7,735,000     $ 6,289,000
                                                    ===========     ===========


     The Company, in accordance with FAS #87, had an adjusted minimum pension liability of $2,748,000 at December 2, 1994, which represented the excess of minimum accumulated net benefit obligation over previously recorded pension liabilities. Such amount has been adjusted to $3,027,000 to reflect current valuations utilizing a decreased discount rate of 7.25%. Also, as provided for in FAS #87, an intangible asset of $1,833,000 and a charge to stockholders' equity of $716,000, net of $478,000 of deferred taxes, are recorded in Other Assets and Stockholders' Equity, respectively, in the accompanying Balance Sheet.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 8 - RETIREMENT PLANS (CONTINUED)

     In addition to pension benefits, the Company provides health insurance benefits to disability retirees and employees who elect early retirement after age 62, on a shared-cost basis. This coverage ceases when the employee reaches age 65 and becomes eligible for Medicare. In addition, the Company provides certain limited life insurance for retired employees. As of November 27, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards #106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (FAS 106), which requires that the cost of these benefits be accrued during the employees' active service period. The Company elected to immediately recognize the Accumulated Postretirement Benefit Obligation ("APBO") of $949,000 ($.46 per share). The cost of providing these benefits was previously recognized when paid and approximated $93,000 per year. The Company continues to fund benefits costs on a pay-as-you-go basis.

     The components of net Postretirement expense are as follows:

                                                    Year Ended
                                                -----------------------
                                                Dec. 1,         Dec. 2,
                                                 1995            1994
                                               --------          -------
     Service Cost ..........................   $ 21,000         $ 30,000
     Interest cost .........................     60,000           61,000
     Amortization of gains or losses .......    (10,000)              --
                                               --------         --------
     Net Postretirement benefit expense .......$ 71,000         $ 91,000
                                               ========         ========

     The status of the Company's unfunded postretirement benefit obligation, which is included in Other Liabilities in the accompanying Balance Sheet, is as follows:
                                                Dec. 1,         Dec. 2,
                                                 1995            1994
                                               --------         -------
     Retirees .............................    $ 353,000       $486,000
     Fully eligible active plan
      participants ........................       20,000         29,000
     Other active plan participants .......      457,000        340,000
                                               ---------       --------
     Accumulated postretirement
      benefit obligation ..................      830,000        855,000
     Unrecognized gain ....................      148,000        122,000
                                               ---------        -------
     Accrued postretirement benefit costs .    $ 978,000       $977,000
                                               =========       ========

     In determining the APBO, the weighed average discount rate was assumed to be 7.25%. The assumed health care cost trend was 9.3% in 1995, declining gradually to 8.0% in 1997 and to 6.0% in 2005. A one percent increase in the assumed health care cost trend rate would increase the service and interest cost components of net Postretirement benefit expense for 1995 by approximately $6,000, as well as increase the APBO at December 1, 1995 by approximately $35,000.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 9 - COMMON STOCK AND EARNINGS PER SHARE

     On March 7, 1995, the Company declared a 10% stock dividend on both Class A (voting) and Class B (non-voting) common stock. The dividend was paid in Class B shares on May 23, 1995 to shareholders of record as of March 24, 1995. Retained earnings have been charged for $1,466,000 based on a dividend value of $8.875 per share. Cash was paid in lieu of fractional shares using the closing price of Class B common stock on March 6, 1995, and was less than $1,000. Stock option and earnings per share information have been adjusted to reflect the stock dividend.

     At December 1, 1995 and December 2, 1994, 15,828 shares of the Company's Class B non-voting common stock were reserved for issuance to employees at a purchase price of not less than $1.00 per share under the Company's Executive Incentive Stock Purchase Plan. Shares issued under the plan are restricted as to disposition by the employees, with such restrictions lapsing over periods ranging from five to nine years from date of issuance. If the participant's employment is terminated during the restricted period, his shares are required to be offered to the Company for repurchase at the original purchase price. Repurchased shares totaled 3,720 at December 1, 1995 and December 2, 1994. During 1993, 120 shares were repurchased and no shares issued. During 1995 and 1994 no shares were repurchased or issued. At December 1, 1995 and December 2, 1994, 30,452 shares were outstanding.

     On January 28, 1982, the Company established an incentive stock option plan entitled "1982 Employee Incentive Stock Option Plan" (the "1982 Plan"). The 1982 Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 200,000 shares of the Company's Class B Common Stock. The exercise price of options granted under the 1982 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1982 Plan may authorize variations, options under the 1982 Plan will generally be exercisable in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for five years from the date becoming exercisable. In 1995, 1994, and 1993, 29,250, 1,200, and 700 shares were exercised at $1.75 per share, respectively. At December 1, 1995 and December 2, 1994, 101,310 and 133,210 options, respectively, exercisable at $1.59, were outstanding. The period for granting options under this plan has expired.

     The Company established on June 29, 1992, an incentive stock option plan entitled the "1992 Employee Stock Option Plan" (the "1992 Plan"). The 1992 Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 225,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1992 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1992 Plan may authorize variations, options under the 1992 Plan will generally be exercisable in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. In 1994, options for 40,000 shares were granted. At December 1, 1995 and December 2, 1994, 243,650 options were outstanding with exercise prices ranging from $2.27 to $6.25. In addition, 90,617 and 53,078 options were exercisable, at December 1, 1995 and December 2, 1994, respectively.

     Of the total options issued and outstanding under the 1992 Plan, 93,500 were issued with variations from the standard form. These options were originally only exercisable for five years from the date of grant and could not become exercisable unless the closing price of the Company's Class B common stock on the American Stock Exchange had been no less than $10.91 on each of at least twenty days in any consecutive sixty day period during the twelve months immediately preceding the date of the exercise and unless the average daily closing price of the Common Stock during the sixty day period immediately prior to the date of exercise was not less than $10.91 (the "price hurdle").

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 9 - COMMON STOCK AND EARNINGS PER SHARE (CONTINUED)

     During August 1993, modifications to certain terms were made to alter the exercise provisions and the period of exercisability. The revised terms provide for exercisability, in any event, after the tenth anniversary of grant. In addition, the new terms provide for accelerated exercisability should the "price hurdle" be attained. In conjunction with the above modifications, the Company recorded deferred compensation of $317,000, with an offsetting increase to Paid-in Capital, representing the difference between the fair market value at the date of modification over the original option's exercise price. The deferred compensation will be amortized against operations over the remaining time period covering exercisability of the options.

     On February 1, 1995, the Company established an incentive stock option plan entitled the "1995 Employee Incentive Stock Option Plan" (the "1995 Employee Plan") and an non-incentive stock option plan entitled the "1995 Non-employee Directors Stock Option Plan" (the "1995 Director Plan").

     The 1995 Employee Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 150,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Employee Plan may be no less than fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1995 Employee Plan may authorize variations, options under the 1995 Employee Plan will generally be exercised in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. In 1995, no options were granted.

     The 1995 Director Plan authorizes the granting of options only to non-employee directors to purchase an aggregate of 120,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Director Plan may be no less than fair market value of the shares subject thereto on the date of grant. The 1995 Director Plan provided for automatic grant of an option to purchase 15,000 shares of Class B Common Stock to each current non-employee director upon approval by the stockholders and to any new non-employee director upon their appointment or election. Although the Board of Directors or Committee administering the 1995 Employee Plan may authorize variations, options under the 1995 Employee Plan will generally be exercisable in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. In 1995, 60,500 options were granted at an exercise price of $8.07 per share.

     On April 21,1994, the Company increased the authorized number of shares of Class B non-voting common stock from 1,500,000 to 3,500,000 shares.

     The Company has authorized a class of preferred stock. To date no shares have been issued.

     In 1988, the Company granted a lender warrants to purchase 45,632 shares of its Class B non-voting common stock at an exercise price of $1.00 per share. During 1995, these warrants were exercised.

                          PLYMOUTH RUBBER COMPANY, INC.

The per share data on the Statement of Operations were determined as follows:

     Common and Common Equivalent Shares (Primary Basis):

                                        Dec. 1,        Dec. 2,         Nov. 26,
                                         1995           1994             1993
                                        ------         ------          --------
Average shares outstanding..........   1,843,481      1,786,568      1,785,981
Adjustment thereto(1)...............     262,437        296,495        253,245
                                       ---------      ---------      ---------
Weighted average shares
 outstanding........................   2,105,918      2,083,063      2,039,226
                                       =========      =========      =========

     Common and Common Equivalent Shares (Fully Diluted Basis):

                                        Dec. 1,        Dec. 2,         Nov. 26,
                                         1995           1994            1993
                                        ------         ------          -------
Average shares outstanding..........   1,843,481      1,786,568      1,785,981
Adjustment thereto(2)...............     287,926        305,777        255,190
                                       ---------      ---------      ---------
Weighted average shares outstanding.   2,131,407      2,092,345      2,041,171
                                       =========      =========      =========

(1) Adjustment for options and warrants under the treasury stock method using the average market value during the period.

(2) Same as (1) except using the market value at the end of the period, if greater than the average market value during the period.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 10 - SIGNIFICANT CUSTOMER AND EXPORT SALES

     The Company has one customer, whose operations are primarily in the automotive industry, which accounted for 36%, 34% and 28% of net sales in 1995, 1994, and 1993, respectively. At December 1, 1995, accounts receivable included approximately $2,222,000 due from this customer.

     No manufacturing operations are conducted in foreign countries; however, products are exported to foreign customers, primarily in Europe, from the United States. Export sales were approximately 12%, 9%, and 11% of net sales in 1995, 1994, and 1993, respectively.

NOTE 11 - LEASES

     Included with Plant Assets in the accompanying Balance Sheet is leased property under capital leases as follows:

                                              Dec. 1,           Dec. 2,
                                               1995              1994
                                              ------            ------
     Machinery & Equipment .............    $1,339,000         $1,116,000
     Less Accumulated Amortization .....       938,000            762,000
                                            ----------         ----------
                                            $  401,000         $  354,000
                                            ==========         ==========

     Amortization of the property under capital leases is included in depreciation expense.

     The following is a schedule by year of future minimum lease payments under capital leases at December 1, 1995:

     1996 ................................................       $ 97,000
     1997.................................................         94,000
     1998.................................................         94,000
     1999.................................................         82,000
     2000.................................................         15,000
                                                                  -------
     Total Minimum Lease Payments ........................        382,000
     Less: Amount representing interest ..................         78,000
                                                                 --------
                                                                 $304,000

     Minimum annual rentals under noncancelable operating leases (which are principally for equipment) are as follows:

     1996.................................................       $283,000
     1997.................................................        242,000
     1998.................................................        176,000
     1999.................................................         40,000
     2000 ................................................             --

     Total rental expense for 1995, 1994 and 1993 was $611,100, $430,000, and
$449,000, respectively.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

     The Company has a consulting agreement with a Director of the Company, under which he provides the Company with various consulting services. During 1995, 1994 and 1993, consulting fees of $111,000, $106,000, and $108,000, respectively, were paid pursuant to this agreement.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LITIGATION

     In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 99% of these warranties had expired prior to the end of 1995, with the last of the ten year warranties expiring in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter). The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience which resulted in additional charges to operations during 1994 and 1993 of $325,000, and $750,000, respectively. Some warranty holders have filed claims or brought suits currently aggregating approximately $1,183,000 against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are significantly in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $874,000 reserve recorded at December 1, 1995 is adequate provision for the Company's remaining warranty obligations.

     The Company was the plaintiff in a legal action against one supplier of materials previously used in the Company's discontinued roofing systems. The Company claimed substantial monetary damages based on the failure of the subject materials to perform as expected. On or about September 11, 1995, the legal action was settled for a cash payment of $825,000 by the defendant, which resulted in a $825,000 gain that is reflected as Other income, net within the Statement of Operations and Retained Earnings.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION (CONTINUED)

     The Company is also involved in other lawsuits and claims arising in the normal course of business, including one breach of express and implied warranty suit claiming damages of up to approximately $600,000 dollars. That suit, which included a breach of contract and warranty claim against both a second defendant, (the direct seller of the product) and the Company, alleged as to the Company, that as a result of the failure of the Company's tape product, (as to which neither the plaintiff nor its direct supplier were a direct purchaser from the Company), the plaintiff lost a contract with its customer and suffered damages to its reputation. On or about May 26, 1995, the aforementioned breach of express and implied warranty suit was settled and dismissed with prejudice.

     The Company is a defendant in several other lawsuits arising in the normal course of business. Based upon advice of counsel, management believes that these lawsuits will not have a material adverse effect on the Company's results of operations or its financial position.

OTHER

     The United States Environmental Protection Agency (EPA) has asserted four
(4) claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in the United States District Court for the District of Massachusetts, the EPA began an action on or about March 1, 1990 in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts. The Company has entered into a Consent Decree, (embodied in an order of Judgment entered October 14, 1992), requiring payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $68,000 and owes two payments of $16,000 in each of 1996 and 1997.

     On or about March 28, 1986, the Company was notified of potential liability with respect to the Cannons Engineering Corporation site in Bridgewater, Massachusetts, and the Cannons Engineering Corporation site in Plymouth, Massachusetts, and of its alleged ranking number 128 of more than 300 generators. The Company had rejected offers of approximately $40,000 and approximately $24,000 to settle with the EPA in this matter, since such settlements would not have released the Company with respect to liability for any future clean-up at the sites in question. No action has been filed by the EPA against the Company. EPA settled with a number of the generators who have, in turn threatened legal action against the Company. A reiteration of a 1991 contribution demand was made in 1994 by certain settling PRP's in the amount of $175,000. The Company received notification that a lawsuit was filed against it on June 23, 1995, in the United States District Court for the District of Massachusetts by Olin Hunt Specialty Products, Inc., ("Olin"). Olin sought to recover its contribution as a result of a settlement entered into on June 26, 1992 between Olin, et al., and the United States, the State of New Hampshire, and the Commonwealth of Massachusetts, (the "Governments") for reimbursement of the Governments' response costs in connection with the Cannons site. A settlement was subsequently reached whereby the Company paid the Plaintiff the sum of $40,000 in exchange for the execution of mutual general Releases and the filing of a Stipulation of Dismissal, with prejudice.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER (CONTINUED)

     With respect to the third assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. Revised volumetric assessments were made on or about July 7, 1993. The EPA has attributed 852,445 gallons of an aggregate of 48,953,983 gallons of waste volume to the Company (a 1.74% share). The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. This belief is based on the Company's facts and circumstances related to SRS, which are similar in many respects to those in the Re-Solve case. An SRS PRP Group, formed to negotiate the clean-up with EPA, has obtained consent to undertake the first phase of a remediation program, estimated to cost $3,600,000. Phase II, as proposed by EPA, is estimated to cost approximately $25,000,000, to be incurred over approximately a three-year period. The PRP Group opposes the Phase II proposal. The Company's share (without adjustment for overstated attribution) of the Phase I remediation and the Phase II program, if it were adopted, would be a total of $498,000. The most currently available estimate is that the cost of the entire clean up will range from approximately $38 million to less than $70 million. On or about January 16, 1996, the Company entered into a payment agreement with the SRS PRP Group to pay its unpaid prior and current assessments in the total amount of $101,000 and whereby it will be permitted to participate as a settling party in the Administrative Order relating to the NTCRA and RI/FS settlement. Based on all available information as well as its prior experience, management believes a reasonable amount of its ultimate liability is $500,000 and has accrued this amount in Accrued Expenses and Other Liabilities in the accompanying Balance Sheet as of December 1, 1995. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company, and no direct dialogue with the EPA is expected before the end of 1996. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

     On January 25, 1994, the Company received a notification dated January 21, 1994 of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site between 1956 and 1974, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 380,710 gallons, or 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER (CONTINUED)

Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group has been formed; and on or about June 20, 1995 and January 11, 1996, the Company executed agreements and paid assessments of $3,000 and $6,000, respectively, to become a participant in the Joint Defense Group of OSL/SRS "transshipper" PRP's and in the Alternative Dispute Resolution Process. All the PRP's have agreed among themselves to cap the liability of the "SRS Parties", (i.e. the indirect shippers, and the group to which the Company would belong), for the first phase of a clean-up at 24.5%; (the amount assessed the direct shippers and the other OSL Parties will be 51% and 24.5%, respectively). There is no publicly available information yet concerning Phase II ground water remediation costs; however, such costs are likely to be significant. Based on all available information as well as its prior experience, management believes a reasonable estimate of its ultimate liability for Phase I costs is $100,000 and has accrued this amount in Other Liabilities in the accompanying Balance Sheet as of December 1, 1995. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

     In the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. According to the information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. In accordance with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing on or about August 24, 1994. In response thereto, on or about September 9, 1994, the Company received a Notice of Responsibility from the "DEP," (the "Notice"). The Notice was given to inform the Company of its legal responsibilities under state law for assessing and/or remediating a release of oil and/or hazardous material at the Company's property. Plymouth has employed a Licensed Site Professional as required by statute to investigate the site. A submittal has been made to DEP of an initial Phase I site investigation and a Tier II Classification which does not require written approval to proceed with studies for remediation. Various remediation options are being evaluated to determine the most cost effective method. A decision on the proposed remedial action will be submitted within the next few months. It is expected that such assessment and remediation will take up to two years to complete and that the costs for same will not exceed the sum of $250,000, which has been provided for within Accrued Expenses in the accompanying financial statements.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 14 - SUBSEQUENT EVENT

     On December 29, 1995, the Company refinanced a portion of its existing term debt with a new lender. The new term debt, in the principal amount of $3,657,000, is secured by certain equipment. Monthly payments will be required of $75,094 including interest at 8.53%. The proceeds from the refinancing were used to pay down $1,717,000 and $1,940,000 of the revolving line of credit and term debt, respectively, with the Company's primary lender. Accordingly, the financial statements have been adjusted to reclassify short term debt of $1,717,000 and $1,380,000, net of approximately $560,000 of the new debt's current portion, to long term.

                                                                  SCHEDULE VIII

                          PLYMOUTH RUBBER COMPANY, INC.

                               ACCOUNTS RECEIVABLE

                                    RESERVES

                                                                                   Uncollectible
                                                Balance at      Provision         accounts charged      Balance
                                                Beginning    Charged (Credited)    to reserve, net      at End
                                                of Period        to Income          of recoveries      of Period
                                                ---------    -----------------    ----------------     ---------
Deducted from assets:
 Allowance for doubtful accounts
   Year ended December 1, 1995  ............    $540,000         $  4,000            $(370,000)        $ 174,000
   Year ended December 2, 1994...............    621,000          (35,000)             (46,000)          540,000
   Year ended November 26, 1993.............     307,000          449,000             (135,000)          621,000

                          PLYMOUTH RUBBER COMPANY, INC.

                                INDEX TO EXHIBITS

Exhibit
  No.      Description
------     -----------
(2)        Not Applicable.

(3)(i)     Restated Articles of Organization -- incorporated by reference to
           Exhibit 3(I) of the Company's Annual Report on Form 10-K for the year ended December 2, 1994.

(3)(ii) By Laws, as amended -- incorporated by reference to Exhibit (3)(ii) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

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

                          PLYMOUTH RUBBER COMPANY, INC.

                                INDEX TO EXHIBITS

                                   (CONTINUED)

 Exhibit
    No.    Description
--------   -----------
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

(9)(i) Voting Trust Agreement, as amended, relating to certain shares of Company's common stock -- incorporated by reference to Exhibit (9) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

(9)(ii)    Voting Trust Amendment Number 6.

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

(10)(v) 1995 Non-Employee Director Stock Operation Plan -- Incorporated by reference to Exhibit (4.3) of the Company's Registration Statement on Form S-8 dated May 4, 1995.

(10)(vi) 1995 Employee Incentive Stock Option Plan -- Incorporated by reference to Exhibit (4.4) of the Company's Registration Statement on Form S-8 dated May 4, 1995.

(11)       Not applicable.

(12)       Not applicable.

                          PLYMOUTH RUBBER COMPANY, INC.

                                INDEX TO EXHIBITS

                                   (CONTINUED)

Exhibit
  No.      Description
-------    -----------
(13)       Not applicable.

(16)       Not applicable.

(18)       Not applicable.

(21)       Not applicable.

(22)       Not applicable.

(23)       Consent of Independent Accountants

(24)       Not applicable.

(27)       Financial data schedule year ended December 1, 1995.

(28)       Not applicable.

(29)       Not applicable.