Form 10-Q
period 1996-03-01
PLYMOUTH RUBBER CO INC
filed 1996-04-11
CIK 79225

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended     March 1, 1996    Commission File Number     1-5197


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

                      Yes    X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


Class A common stock, par value $1 -   810,586
Class B common stock, par value $1 - 1,090,197

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

[CAPTION]

                     PLYMOUTH RUBBER COMPANY, INC.
                        STATEMENT OF OPERATIONS

           (In Thousands Except Share and Per Share Amounts)
                              (Unaudited)

                                                   First  Quarter  Ended
                                                 March 1,         March 3,
                                                  1996              1995

Net Sales                                      $  13,312        $  12,580

Cost and Expenses
  Cost of products sold                           10,351            9,571
  Selling, general and administrative              2,226            2,271

                                                  12,577           11,842
Operating income                                     735              738
Interest expense                                    (302)            (339)
Other income (expense)                               (21)             441

Income before taxes                                  412              840
Provision for income taxes                          (107)             (92)

Net income                                           305              748
Retained earnings (deficit) at
 beginning of period                              (4,577)          (6,234)

Less 10% stock dividend                              --            (1,445)

Retained earnings (deficit) at
 end of period                                 $  (4,272)       $  (6,931)


Per Share Data:

Primary Earnings Per Share:

Net Income                                            .14           .36

Weighted average number of shares
outstanding                                      2,125,826       2,094,030


Fully Diluted Earnings Per Share:

Net Income                                            .14           .36

Weighted average number of shares
outstanding                                      2,125,826       2,096,280




            See Accompanying Notes To Financial Statements

                     PLYMOUTH RUBBER COMPANY, INC.
                             BALANCE SHEET

                            (In Thousands)


                                                 March 1,         Dec. 1,
                                                  1996             1995
                                               (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                           $    --          $    --
Accounts receivable                                6,918            6,615
Allowance for doubtful accounts                     (179)            (174)
Inventories:
  Raw materials                                    2,696            2,474
  Work in process                                  1,995            2,270
  Finished goods                                   4,979            5,589
                                                   9,670           10,333
Prepaid expenses and other current assets          2,872            2,857
  Total current assets                            19,281           19,631

Plant assets                                      27,505           26,961
Accumulated depreciation                         (19,171)        ( 18,901)
Net plant assets                                   8,334            8,060
Other assets                                       3,728            3,791
TOTAL ASSETS                                   $  31,343        $  31,482

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving line of credit                       $   5,167        $   4,331
Trade accounts payable                             4,999            5,497
Accrued expenses                                   3,549            3,976
Current portion of long-term obligations           2,213            2,392
Current portion of product warranties                346              580
  Total current liabilities                       16,274           16,776

Long-Term Liabilities
Borrowings                                         3,031            3,143
Pension obligation                                 4,820            4,880
Product warranties                                   504              294
Other                                              1,708            1,743
  Total long-term liabilities                     10,063           10,060

STOCKHOLDERS' EQUITY
Preferred Stock                                      --               --
Class A voting common stock                          810              810
Class B non-voting common stock                    1,090            1,054
Paid in capital                                    8,312            8,303
Retained earnings (deficit)                       (4,272)          (4,577)
Pension liability adjustment, net of tax            (716)            (716)
Deferred compensation                               (218)            (228)
  Total stockholders' equity                       5,006            4,646

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $  31,343        $  31,482



            See Accompanying Notes To Financial Statements

                     PLYMOUTH RUBBER COMPANY, INC.
                        STATEMENT OF CASH FLOWS
                    (In Thousands)     (Unaudited)


                                                  First  Quarter  Ended
                                                March 1,          March 3,
                                                 1996               1995
Cash flows from operating activities:
  Net Income                                  $   305           $    748
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               270                285
      Amortization of deferred compensation        10                  9
      Change in valuation allowance               (58)              (238)
   Changes in assets and liabilities:
      Accounts receivable                        (298)               373
      Inventory                                   663               (753)
      Prepaid expenses                            (15)                35
      Other assets                                  1                 12
      Accounts payable                           (498)               (20)
      Accrued expenses                           (181)                (6)
      Pension obligation                          (60)                17
      Product warranties                          (24)               (56)
      Other liabilities                           (86)               (29)
  Net cash provided by (used in)
   operating activities                            29                377

Cash flows from investing activities:
  Capital expenditures                           (544)              (487)
  Net cash provided by (used in)
   investing activities                          (544)              (487)

Cash flows from financing activities:
  Net increase (decrease) in revolving
   line of credit                                (881)               441
  Proceeds from term debt                       3,657                --
  Payments of term debt                        (2,230)              (209)
  Payments on capital leases                     (20)                (73)
  Payments on insurance financing                (56)                (93)
  Proceeds from issuance of common stock          45                  44
  Net cash provided by (used for)
   financing activities                          515                 110

  Net change in cash                              --                  --
Cash at the beginning of the period               --                  --
Cash at the end of the period                 $   --             $    --


           Supplemental Disclosure of Cash Flow Information

Cash paid for interest                        $    242           $   242
Cash paid for income taxes                    $     26           $     2


            Supplemental Disclosure of Non-Cash Activities

Charge to retained earnings for stock dividend $   --           $ 1,445

            See Accompanying Notes To Financial Statements

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited)


(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 1, 1995, December 2, 1994, and November 26, 1993, included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

     The Company was the plaintiff in a legal action against one supplier of materials previously used in the Company's discontinued roofing systems. The Company claimed substantial monetary damages based on the failure of the subject materials to perform as expected. On or about September 11, 1995, the legal action was settled for a cash payment of $825,000 by the defendant, which resulted in a $825,000 gain during the fourth quarter of 1995 that is reflected as Other income, net within the 1995 Statement of Operations and Retained Earnings.

     The Company is a defendant in several other lawsuits arising in the normal course of business. Based upon advice of counsel, management believes that these lawsuits will not have a material adverse effect on the Company's results of operations or its financial position.

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited)


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

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited)


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

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited)


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


(3) Checks outstanding in excess of certain cash balances totaling $963,000 and $659,000 at March 2, 1996 and December 1, 1995, respectively, have been included in accounts payable.

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


(4) On March 7, 1995, the Company declared a 10% stock dividend on both Class A (voting) and Class B (non-voting) common stock. The dividend was paid in Class B shares on May 23, 1995 to shareholders of record as of March 24, 1995. Retained earnings has been charged for $1,445,000 based on the
     dividend fair value of $8.75 per share.   Cash was paid in lieu of
     fractional shares using the closing price of Class B common stock on March 6, 1995, and amounted to less than $1,000. Earnings per share have been adjusted to reflect the stock dividend declared. The common shares outstanding, and the common stock equivalents, are shown below.

     Common and Common Equivalent Shares (Primary Basis):

                                                  First  Quarter  Ended
                                              March 1,            March 3,
                                                1996               1995

          Average shares outstanding         1,886,645           1,796,688
          Adjustments thereto (1)              239,181             279,342

                                             2,125,826           2,094,030

     Common and Common Equivalent Shares (Fully Diluted Basis):

          Average shares outstanding         1,886,645           1,796,688
          Adjustments thereto (2)              239,181             299,592

                                             2,125,826           2,096,280

     (1) Adjust for options and warrants under the treasury stock method using average market value during the period.

     (2) Same as (1) except using market value at the end of the period, if greater than the average market value during the period.

(5) A deferred tax asset and a related valuation allowance was established at $5,309,000 and $2,044,000, respectively, at December 1, 1995 based upon estimates of future taxable income through fiscal 2000. The valuation allowance has been reduced by $58,000 to $1,986,000 at March 1, 1996 based upon estimates of future taxable income through the first quarter of fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Net Sales, at $13,312,000 were up 6% compared with the first quarter of 1995, which was up 15% from the same period in 1994, despite production time lost to the unusually harsh New England weather and sales reduced by the sluggish general economy. The increase is due to significantly increased sales to the Export and Automotive markets, coupled with moderate growth in the non-automotive OEM market, offset in part by shortfalls in the other markets.

Operating income was $735,000, unchanged from the corresponding period of 1995, which itself was up 23% ($136,000) from 1994's first quarter, reflecting a flat gross profit (down $48,000), offset in part by a 2% decrease in selling, general and administrative expenses. The gross profit decreased 2%, despite the higher sales volume, reflecting increased manufacturing overhead put in place to service the anticipated 1996 volume.

Selling expenses increased 17% compared to the first quarter of 1995, which itself increased 14% over 1994's first quarter, to serve both current and expected volume increases in the expanded Domestic auto and Export markets. The increased expense for the quarter was primarily attributable to increases in advertising, freight, salaries and fringe benefits, and warehousing costs of $33,000, $68,000, $30,000, and $37,000, respectively. General and administra-tive expenses decreased 29% from the corresponding period of 1995, which increased 15% from 1994, on reduced incentive compensation, computer equipment rental and supplies, profit sharing, and a $147,000 recovery from a lawsuit.

Income before taxes at $412,000 is down $428,000 from the first quarter of 1995, which benefited from a $395,000 favorable settlement of litigation related to the Company's previously discontinued Consumer Products Division. Exclusive of the $395,000 settlement in 1995 and the $147,000 lawsuit recovery in 1996, income before tax for the first quarter is down from the prior year's corresponding quarter, reflecting lower adjusted operating income, and a moderate increase in other expense, which was offset in part by a $37,000 reduction in interest expense. The reduced Interest expense is the result of both lower loan volume and reduced interest rates of (1) approximately 66 basis points (as a result of decreases in the prime rate) on monies borrowed on the Company's line of credit with its primary lender, and (2) 214 basis points on the $3.6 million term loan refinanced on December 29, 1995 with a new lender.

Net income at $305,000 is down $443,000 from the first quarter of 1995, which included a $238,000 recapture of deferred tax valuation allowance, which resulted in an effective income tax rate of approximately 11%. The current year net income includes a $58,000 recapture of a deferred tax valuation allowance which results in an effective income tax rate of approximately 26%.

The deferred tax valuation allowance as of December 1, 1995 was $2,044,000 on estimates of future taxable income through fiscal 2000. The valuation allowance has been reduced by $58,000 to $1,986,000 at March 1,1996 based upon estimates of future taxable income through the first quarter of fiscal 2001. The valuation allowance was established in recognition of the difficulty inherent in estimat-ing beyond a five-year horizon, particularly due to the uncertainty created by the Company's dependency on the automotive industry in general, and its significant customer in particular.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           (Continued)



During the first quarter, net cash generated from operating activities was $29,000 compared to $377,000 during the first quarter of 1995. Cash provided from net income exclusive of the deferred tax asset valuation allowance recap-ture ($247,000), depreciation ($270,000), and the reduction of inventory ($663,000) exceeded the cash used to increase accounts receivable ($298,000) and to reduce accounts payable ($498,000), accrued expenses ($181,000), other liabilities and pension obligations. In accordance with the Company's agree-ment with its primary lender, all cash receipts were applied against the revolving loan. The $29,000 generated from operating activities along with the $3,657,000 proceeds from the partial term debt refinancing was used to finance capital investment ($544,000), reduce the revolving line of credit ($881,000), and to pay down term debt ($2,230,000), and financed insurance obligations.

At March 1, 1996, the Company had approximately $2,000,000 in unused borrowing capacity because of collateral limitations under its $9 million revolving line of credit. In the opinion of management, anticipated profits, as well as unused capacity under its existing borrowing arrangements, will provide sufficient funds to meet the Company's needs during 1996, including working capital expansion to support Export sales growth, and investment in improved technology and capital equipment.

PART II.  OTHER INFORMATION




Item 1.   Legal Proceedings

          Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended December 1, 1995, and in Note 13 of the Notes To Financial Statements, contained in said Annual Report.

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










                                        Plymouth Rubber Company, Inc.
                                              (Registrant)



                                                D. E. Wheeler
                                                D. E. Wheeler
                                           Vice President - Finance





Date         April 11, 1996

                  PLYMOUTH RUBBER COMPANY, INC.

                             INDEX TO EXHIBITS



 (a)  Exhibits:

      Exhibit No.                        Description


       (2)          Not Applicable

       (3)(i)       Not Applicable

       (4)(i) Promissory Note between Plymouth Rubber Company, Inc. and Thrift Institution Fund For Economic Development dated June 14, 1989 -- incorporated by reference to Exhibit (4)(iii) to report on Form 10-Q for the quarter ended May 27, 1994.

       (4)(ii) Loan and Security Agreement between Plymouth Rubber Company, Inc., and Thrift Institution Fund For Economic Development dated June 14, 1989 -- incorporated by reference to Exhibit
                    (4)(iv) to report on Form 10-Q for the quarter ended May 27, 1994.

       (4)(iii) Mortgage Note between Plymouth Rubber Company, Inc., and the Board of Education of Charles County, Maryland, dated November 1, 1991 -- incorporated by reference to Exhibit
                    (2)(xiii) to Report on Form 10-Q for the Quarter ended May 30, 1992.

       (4)(iv) Promissory Note between Plymouth Rubber Company, Inc., and Foothill Capital Corporation dated October 1, 1993 -- incorporated by reference to Exhibit (2)(i) to the Report on Form 8-K with cover page dated October 1, 1993.

       (4)(v) Loan and Security Agreement between Plymouth Rubber Company, Inc., and Foothill Capital Corporation dated October 1, 1993 --incorporated by reference to Exhibit (2)(ii) to the Report on Form 8-K with cover page dated October 1, 1993.

       (4)(vi) Amendment to Promissory Note between Plymouth Rubber Company, Inc., and Thrift Institutions Fund For Economic Development dated November 30, 1993 -- incorporated by reference to Exhibit (4)(x) to Report on 10-K for the year ended November 26, 1993.

      (4)(vii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29,1995.

      (4)(viii) Master Security Agreement between Plymouth Rubber Company, Inc. And General Electric Capital Corporation dated December 29, 1995.

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


     (10)(iii) 1992 Employee Incentive Stock Option Plan -incorporated by reference to Exhibit (10)(iv) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.


     (10)(iv) 1995 Non-Employee Director Stock Option Plan -- Incorporated by reference to Exhibit (4.3) of the Company's Registration Statement on Form S-8 dated May 4, 1995.

     (10)(v) 1995 Employee Incentive Stock Option Plan -- Incorporated by reference to Exhibit (4.4) of the Company's Registration Statement on Form S-8 dated May 4, 1995.

      (11)        Not applicable

      (15)        Not applicable

      (18)        Not applicable

      (19)        Not applicable

      (22)        Not applicable

      (23)        Not applicable

      (24)        Not applicable

      (27)        Financial data schedule three months ended March 1, 1996.