Form 10-Q
period 1996-05-31
PLYMOUTH RUBBER CO INC
filed 1996-07-11
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM  10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934






For Quarter Ended   May 31, 1996      Commission File Number     1-5197


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

                        Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


Class A common stock, par value $1 -  810,586
Class B common stock, par value $1 -1,097,197(1)

(1) Does not reflect 5% stock dividend declared June 11, 1996

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
                                   (Unaudited)

                                Second Quarter Ended       Six Months Ended
                                  May 31,     June 2,     May 31,     June 2,
                                   1996        1995        1996        1995
Net sales                       $ 14,566     $ 13,948    $ 27,878    $ 26,528

Cost and Expenses
  Cost of products sold           10,887       10,619      21,238      20,190
  Selling, general and
   administrative                  2,504        2,170       4,730       4,441
                                  13,391       12,789      25,968      24,631
Operating income                   1,175        1,159       1,910       1,879
Interest expense                    (327)        (354)       (629)       (693)
Other income (expense), net          (12)         (5)         (33)        436

Income before taxes                  836         800        1,248       1,640
Provision for income taxes          (217)        (76)        (324)       (168)

Net income                           619         724          924       1,472
Retained earnings (deficit)
  at beginning of period          (4,272)     (6,952)      (4,577)     (6,234)

Less stock dividend                 (843)        --          (843)     (1,466)

Retained earnings (deficit)
  at end of period              $ (4,496)   $ (6,228)    $ (4,496)   $ (6,228)


Per Share Data:
Net income                          .28        .33           .41         .67

Weighted average number of
  shares outstanding            2,230,952   2,205,622    2,233,967   2,205,014

          See Accompanying Notes To Financial Statements

[CAPTION]
                         PLYMOUTH RUBBER COMPANY,  INC.
                               BALANCE SHEET
                              (In Thousands)


                                          May 31,            Dec. 1,
                                           1996                1995
                                       (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                     $     --          $    --
Accounts receivable                          7,361             6,615
Allowance for doubtful accounts               (192)             (174)
Inventories:
  Raw materials                              2,788             2,474
  Work in process                            2,078             2,270
Finished goods                               5,234             5,589
                                            10,100            10,333

Prepaid expenses and other current assets    2,132             2,857
Total current assets                        19,401            19,631

Plant assets                                28,550            26,961
Accumulated depreciation                   (19,469)          (18,901)
Net plant assets                             9,081             8,060
Other assets                                 3,644             3,791

  TOTAL ASSETS                           $  32,126         $  31,482

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving line of credit                 $   3,891         $   4,331
Trade accounts payable                       4,388             5,497
Accrued expenses                             3,318             3,976
Current portion of long-term obligations     1,529             2,392
Current portion of product warranties          462               580
  Total current liabilities                 13,588            16,776

Long-Term Liabilities
Borrowings                                   5,299             3,143
Pension obligation                           5,012             4,880
Product warranties                             364               294
Other                                        2,230             1,743
  Total long-term liabilities               12,905            10,060

STOCKHOLDERS' EQUITY
Preferred stock                               --                 --
Class A voting common stock                   810               810
Class B non-voting common stock             1,185             1,054
Paid in capital                             9,059             8,303
Retained earnings (deficit)                (4,496)           (4,577)
Pension liability adjustment, net of tax     (716)             (716)
Deferred compensation                        (209)             (228)
  Total stockholders' equity                5,633             4,646

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $ 32,126          $ 31,482


          See Accompanying Notes To Financial Statements

[CAPTION]

                  PLYMOUTH RUBBER COMPANY, INC.
                     STATEMENT OF CASH FLOWS
                  (In Thousands)     (Unaudited)

                                                   Six Months Ended
                                              May 31,            June 2,
                                                1996              1995
Cash flows from operating activities:
  Net Income                                 $   924           $  1,472
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization              568                569
      Amortization of deferred compensation       19                 19
      Change in valuation allowance             (175)              (476)
      Changes in assets and liabilities:
       Accounts receivable                      (728)               (98)
       Inventory                                 233             (1,427)
       Prepaid expenses                          725                175
        Other assets                             (42)                10
       Accounts payable                       (1,110)               218
       Accrued expenses                          211                512
        Pension obligation                      (179)               (33)
        Product warranties                       (48)               (73)
        Other liabilities                       (113)               (17)
  Net cash provided by (used in)
   operating activities                          285                851

Cash flows from investing activities:
  Capital expenditures                        (1,156)              (709)
  Sale/leaseback of plant assets                 258                223
  Net cash provided by (used in)
   investing activities                         (898)              (486)

Cash flows from financing activities:
  Net increase (decrease) in revolving
   line of credit                               (357)               294
  Proceeds from term loan                      3,657                --
  Payments of term loan                       (2,563)              (459)
  Payments on capital leases                     (62)              (116)
  Payments on insurance financing               (107)              (174)
  Proceeds from issuance of common stock          45                 90
  Net cash provided by (used for)
   financing activities                          613               (365)

  Net change in cash                              --                --
Cash at the beginning of the period               --                --
Cash at the end of the period                $    --           $    --

         Supplemental Disclosure of Cash Flow Information

Cash paid for interest                       $   513           $    593
Cash paid for income taxes                   $    97           $     90

         Supplemental Disclosure of Non-Cash Activities:

Assets acquired under capital lease
        obligations                          $   433           $    --
Charge to retained earnings for
        stock dividend                       $   843           $  1,466


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

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS  (Unaudited)


     The United States Environmental Protection Agency (EPA) has asserted four
     (4) claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in the United States District Court for the District of Massachusetts, the EPA began an action on or about March 1, 1990 in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts. The Company has entered into a Consent Decree, (embodied in an order of Judgment entered October 14, 1992), requiring payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $68,000 and owes two payments of $16,000 in each of 1996 through 1997.

     On or about March 28, 1986, the Company was notified of potential liability with respect to the Cannons Engineering Corporation site in Bridgewater, Massachusetts, and the Cannons Engineering Corporation site in Plymouth, Massachusetts, and of its alleged ranking number 128 of more than 300 generators. No action was ever filed by the EPA against the Company. EPA settled with a number of the generators who had, in turn threatened legal action against the Company. The Company received notification that a lawsuit was filed against it on June 23, 1995, in the United States District Court for the District of Massachusetts by Olin
     Hunt Specialty Products, Inc., ("Olin"), a settling generator. Olin sought to recover its contribution as a result of a settlement entered into on June 26, 1992 between Olin, et al., and the United States, the State of New Hampshire, and the Commonwealth of Massachusetts, (the "Governments") for reimbursement of the Governments' response costs in connection with the Cannons site. A settlement was subsequently reached whereby the Company paid the Plaintiff the sum of $40,000 in exchange for the execution of mutual general Releases and the filing of a Stipulation of Dismissal, with prejudice.

     With respect to the third assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. Revised volumetric assessments were made on or about July 7, 1993. The EPA has attributed 852,445 gallons of an aggregate of 48,953,983 gallons of waste volume to the Company (a 1.74% share). The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. This belief is based on the Company's facts and circumstances related to SRS, which are similar in many respects to those in the Re-Solve case. An SRS PRP Group, formed to negotiate the clean-up with EPA, has obtained consent to undertake the first phase of a remediation program, estimated to cost $3,600,000. Phase II, as proposed by EPA, is estimated to cost approxi-

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


     mately $25,000,000, to be incurred over approximately a three-year period. The PRP Group opposes the Phase II proposal. The Company's share (without adjustment for overstated attribution) of the Phase I remediation and the Phase II program, if it were adopted, would be a total of $498,000. The most currently available estimate is that the cost of the entire clean up will range from approximately $38 million to less than $70 million. On or about January 16, 1996, the Company entered into a payment agreement with the SRS PRP Group to pay its unpaid prior and current assessments in the total amount of $101,000 and whereby it will be permitted to participate as a settling party in the Administrative Order relating to the NTCRA and RI/FS settlement. Based on all available information, as well as its prior experience, management believes a reasonable amount of its ultimate liability is $500,000 and has accrued this amount in Accrued Expenses and Other Liabilities in the accompanying Balance Sheet as of December 1, 1995. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company, and no direct dialogue with the EPA is expected before the end of 1996. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

     On January 25, 1994, the Company received a notification dated January 21, 1994 of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site between 1956 and 1974, the EPA alleges
     that the Company is also a PRP of the OSL Site.   In addition, there were
     three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or
     users.    Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 380,710 gallons, or 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group was formed. The Company executed agreements and paid assessments to date of $17,040 to participate in the Joint Defense Group of OSL/SRS "transshipper" PRP's settlement negotiations and Alternative Dispute Resolution Process with the EPA.

                  PLYMOUTH RUBBER COMPANY, INC.



     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued



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

     In the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. According to the information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. In accordance with Massachusetts Department of Environmental Protection ("DEP") of the foregoing on or about August 24, 1994. In response thereto, on or about September 9, 1994, the Company received a Notice of Responsibility from the "DEP," (the "Notice"). The Notice was given to inform the Company of its legal responsibilities under state law for assessing and/or remediating a release of oil and/or hazardous material at the Company's property. Plymouth has employed a Licensed Site Professional as required by statute to investigate the site. A submittal has been made to DEP of an initial Phase I site investigation and a Tier II Classification which does not require written approval to proceed with studies for remediation. Various remediation options are being evaluated to determine the most cost effective method. A decision on the proposed remedial action will be submitted within the next few months. It is expected that such assessment and remediation will take up to two years to complete and that the costs for same will not exceed the sum of $250,000, which has been provided for within Accrued Expenses in the accompanying financial statements.


(3) Checks outstanding in excess of certain cash balances totaling $354,000 and $659,000 at May 31, 1996, and December 1, 1995, respectively, have been included in accounts payable.

(4) On June 11, 1996, the Company declared a 5% stock dividend on both Class A (voting) and Class B (non-voting) common stock. The dividend will be paid in Class B shares on August 19, 1996 to shareholders of record as of June 24, 1996. Retained earnings has been charged for $843,000 based on the dividend value of $8.875 per share. Cash will be paid in lieu of fractional shares using the closing price of Class B common stock on June

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued



     10, 1996, and will amount to less than $2,000. Earnings per share have been adjusted to reflect the stock dividend declared. The common shares outstanding, and the common stock equivalents, are shown below.

     Common and Common Equivalent Shares (Primary and Fully Diluted Basis):

                                 Second Quarter Ended   Six  Months  Ended
                                  May 31,     June 2,    May 31,    June 2,
                                   1996        1995       1996       1995

     Average shares outstanding  1,995,659  1,940,130   1,988,237  1,913,283
     Adjustments thereto(1)(2)     235,293    265,492     245,730    291,731
     Weighted average shares
       outstanding               2,230,952  2,205,622   2,233,967  2,205,014


     (1) For primary basis, adjust for options and warrants under the treasury stock method using average market value during the period.

     (2) For fully diluted basis, same as (1) except using market value at the end of the period, if greater than the average market value during the period.

(5) A deferred tax asset and a related valuation allowance was established at $5,309,000 and $2,044,000, respectively, at December 1, 1995 based upon estimates of future taxable income through fiscal 2000. The valuation allowance has been reduced by $175,000 to $1,869,000 at May 31, 1996 based upon estimates of future taxable income through the second quarter of fiscal 2001.

(6) Certain reclassifications of prior year balances have been made to conform to the current presentation.

(7) On June 6, 1996 the Company refinanced a significant portion of its existing debt with a new lender, which resulted in an expansion of its overall credit facility and a reduction in interest rates. The principal terms of the facility include a secured maximum borrowing amount of $11 million, comprised of a $3 million term loan and a revolving line of credit, with a reduction in interest from prime plus 2% to prime plus 1/4%. The term loan calls for monthly payments of $50,000 plus interest. The proceeds from the refinancing were used to payoff the existing revolving line of credit and term loan with the Company's former primary lender. Accordingly, the financial statements have been adjusted to reflect the $3,000,000 term debt by reclassifying $1,800,000 of the revolving line of credit and $600,000, net of the $600,000 of the new term debt's current portion, to long term.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations.


   FIRST SIX MONTHS, 1996 COMPARED WITH FIRST SIX MONTHS, 1995


Net sales, at $27,878,000 were up 5% compared with the first six months of 1995, which was up 8% from the same period in 1994, despite production time lost to the unusually harsh New England weather, and the three-week strike at General Motors in March, 1996. The Company estimates the General Motors strike reduced second quarter sales by between $700,000 and $1,000,000. The increase is due to significantly increased sales to the Export and Domestic Automotive markets, which represent 15% and 47% of sales, respectively, offset in part by shortfalls in the other markets.

Operating income, at $1,910,000, is unchanged from the corresponding period of 1995, which itself was up 8% ($148,000) from 1994, reflecting a 5% increase in gross profit (up $301,000), offset in part by a 6% increase in selling, general and administrative expenses. The gross profit increased 5%, reflecting the higher sales volume, as the increase in manufacturing overhead put in place to service the anticipated 1996 volume, offset volume oriented cost reductions, and resulted in a 24% gross margin, unchanged from the prior year's first six months.

Selling expenses increased 13% compared to the first six months of 1995, which itself increased 14% over 1994, to serve both current and expected volume increases in the expanded Domestic auto and Export markets. The increased ex-pense was primarily attributable to increases in advertising, freight, salaries and fringe benefits, and foreign selling expenses. General and administrative expenses, exclusive of a $147,000 recovery from a lawsuit in the current year, and a $250,000 recovery from an insurance settlement in 1995, decreased 9%, reflecting reduced depreciation, incentive compensation, computer supplies, and computer equipment rental.

Income before taxes at $1,248,000 is down $392,000 from the first six months of 1995, which benefited from a $395,000 favorable settlement of litigation related to the Company's previously discontinued Consumer Products Division. Exclusive of the $395,000 and the $250,000 settlements in 1995, and the $147,000 settle-ment in 1996, income before tax for the first six months is up $106,000 from the prior year's corresponding period, reflecting higher adjusted operating income, and a $74,000 increase in other expense, which was offset in part by a $64,000 reduction in interest expense. The reduced Interest expense is the result of both lower loan volume and reduced interest rates of
(1) approximately 70 basis points (as a result of decreases in the prime rate) on monies borrowed on the Company's line of credit with its primary lender, and (2) 230 basis points on the $3.6 million term loan refinanced on December 29, 1995 with a new lender.

Net income at $924,000 is down $548,000 from the first six months of 1995, which included a $476,000 recapture of deferred tax valuation allowance, which re-sulted in an effective income tax rate of approximately 10%. The current year net income includes a $175,000 recapture of a deferred tax valuation allowance which results in an effective income tax rate of approximately 26%.

The deferred tax valuation allowance as of December 1, 1995 was $2,044,000 on estimates of future taxable income through fiscal 2000. The valuation allowance has been reduced by $175,000 to $1,869,000 at May 31,1996 based upon estimates of future taxable income through the second quarter of fiscal 2001. The valuation allowance was established in recognition of the difficulty inherent in estimating beyond a five-year horizon particularly due to the uncertainty created by the Company's dependency on the automotive industry in general, and its significant customer in particular.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           (Continued)



During the first half of 1996, net cash generated from operating activities was $285,000 compared to $851,000 during the first six months of 1995. Cash provided from net income exclusive of the deferred tax asset valuation allowance recap-ture ($749,000), depreciation ($568,000), the reduction of inventory ($233,000), and the reduction of prepaid expenses ($725,000) exceeded the cash used to increase accounts receivable ($728,000) and to reduce accounts payable ($1,110,000), other liabilities and pension obligations. In accordance with the Company's agreement with its primary lender, all cash receipts were applied against the revolving loan. The $285,000 generated from operating activities along with the $3,657,000 proceeds from the partial term debt refinancing was used to finance capital investment ($898,000), reduce the revolving line of credit ($357,000), and to pay down term debt ($2,563,000), and financed insurance obligations.

At June 6, 1996, the Company had approximately $2,000,000 in unused borrowing capacity under its new $11 million revolving line of credit and term loan borrowing arrangement. In the opinion of management, anticipated profits, as well as unused capacity under its existing borrowing arrangements, will provide sufficient funds to meet the Company's needs during 1996, including working capital expansion to support Export sales growth, and investment in improved technology and capital equipment.

     SECOND QUARTER, 1996 COMPARED WITH SECOND QUARTER, 1995




Despite the three-week General Motors strike, net sales, at $14,566,000, were up 4% compared with the second quarter of 1995, which was up 3% from the same period in 1994. The Company estimates the strike reduced sales by between $700,000 and $1,000,000 during the quarter. The increase is due to significantly increased Export sales, and to moderate increases in the Contractor/ Industrial, Telephone, Utility and Automotive markets, offset in part by shortfalls in other markets. Export sales rose nearly 36 percent, reflecting the continuing expansion of Plymouth's sales to customers in Europe, North Africa, and the Middle East.

Operating income at $1,175,000, unchanged from both the corresponding period of 1995 and 1994, reflects a 10% increase in gross profit (up $349,000), offset in part by a 15% increase in selling, general and administrative expenses. Gross profit increased 10% (margin up 1.4 points), reflecting the higher sales volume and somewhat lower material costs, offset in part by increased manufacturing overhead put in place to service the anticipated 1996 volume.

Selling expenses increased 9% compared to the second quarter of 1995, which itself increased 15% over 1994, to serve both current and expected volume increases in the expanded Domestic auto and Export markets. The increased expense for the quarter was primarily attributable to increases in freight, salaries and fringe benefits, and foreign selling expenses. General and admini-strative expenses decreased 5%, exclusive of the prior year's $250,000 favorable insurance settlement, on reduced depreciation, computer equipment rental and supplies, and professional fees, offset in part by increased incentive compensation.

Income before taxes, at $836,000, is up $36,000 from the second quarter of 1995, reflecting flat operating income and reduced interest expense. The reduced Interest expense is the result of both lower loan volume and reduced interest rates of (1) approximately 75 basis points (as a result of decreases in the prime rate) on monies borrowed on the Company's line of credit with its primary lender, and (2) 247 basis points on the $3.6 million term loan refinanced on December 29, 1995 with a new lender.

Net income at $619,000 is down $105,000 from the second quarter of 1995, which included a $238,000 recapture of deferred tax valuation allowance, which re-sulted in an effective income tax rate of approximately 10%. The current year net income includes a $117,000 recapture of a deferred tax valuation allowance which results in an effective income tax rate of approximately 26%.

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

          None


Item 3.   Defaults upon Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting was held on April 19, 1996. The following nominee was elected to the Company's Board of Directors to hold office for the ensuing one year term:

               Nominee             In Favor       Opposed
          Duane E. Wheeler         751,028          2,509

          The following members were elected to the Company's Board of Directors to hold office for the ensuing three year term:

               Nominee             In Favor       Opposed
          Jane H. Guy              751,028          2,509
          Melvin L. Keating
          James M. Oates

          The results on the voting of the following additional items were as follows:

          The ratification of the appointment of Price Waterhouse LLP as independent auditors of the Company for the next fiscal year:

          In Favor       Opposed        Abstain        No Vote

          752,814          503            220             0

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









                                          Plymouth Rubber Company, Inc.
                                                (Registrant)





                                                 D. E. Wheeler
                                          Vice President - Finance
Date:        July 11, 1996

                  PLYMOUTH RUBBER COMPANY, INC.

                        INDEX TO EXHIBITS


      (a) Exhibits:

           Exhibit No.                           Description


           (2)           Not Applicable.

           (3)(i)        Not Applicable.

           (4)(i) Promissory Note between Plymouth Rubber Company, Inc., and Thrift Institution Fund for Economic Development dated June 14, 1989 -- incorporated by reference to Exhibit (4)(iii) to report on Form 10-Q for the quarter ended May 27, 1994.

           (4)(ii) Loan and Security Agreement between Plymouth Rubber Company, Inc. and Thrift Institution Fund for Economic Development dated June 14, 1989 -- incorporated by reference to Exhibit (4)(iv) to report on Form 10-Q for the quarter ended May 27, 1994.

           (4)(iii) Mortgage Note between Plymouth Rubber Company, Inc. and the Board of Education of Charles County, Maryland, dated November 1, 1991 -- incorporated by reference to Exhibit (2)(xiii) to Report on Form 10-Q for the Quarter Ended May 30, 1992.

           (4)(iv) Promissory Note between Plymouth Rubber Company, Inc. and Foothill Capital Corporation dated October 1, 1993 -- incorporated by reference to Exhibit (2)(I) to the Report on Form 8-K with cover page dated October 1, 1993.

           (4)(v) Loan and Security Agreement between Plymouth Rubber Company, Inc. and Foothill Capital Corporation dated October 1, 1993 -- incorporated by reference to Exhibit (2)(ii) to the Report on Form 8-K with cover page dated October 1, 1993.

           (4)(vi) Amendment to Promissory Note between Plymouth Rubber Company, Inc. and Thrift Institutions Fund For Economic Development dated November 30, 1993 -- incorporated by reference to Exhibit (4)(x) to Report on 10-K for the year ended November 26, 1993.

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

           (10)(iii) 1992 Employee Incentive Stock Option Plan -- Incorporated by reference to Exhibit (10)(iv) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

           (10)(iv) 1995 Non-Employee Director Stock Option Plan -- Incorporated by reference to Exhibit (4.3) of the Company's Registration Statement on Form S-8 dated May 4, 1995.

           (10)(v) 1995 Employee Incentive Stock Option Plan -- Incorporated by reference to Exhibit (4.4) of the Company's Registration Statement on Form S-8 dated May 4, 1995.

           (11)          Not applicable.

           (15)          Not applicable.

           (18)          Not applicable.

           (19)          Not applicable.

           (22)          Not applicable.

           (23)          Not applicable.

           (24)          Not applicable.

           (27)          Financial data schedule three months ended May
                         31, 1996.