Form 10-Q
period 1996-08-30
PLYMOUTH RUBBER CO INC
filed 1996-10-15
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM  10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934






For Quarter Ended     August 30, 1996     Commission File Number     1-5197


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

                        Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


Class A common stock, par value $1 -   810,586
Class B common stock, par value $1 - 1,192,003

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
                           (Unaudited)

                          Third Quarter Ended      Nine Months Ended
                           Aug 30,     Sept 1,     Aug 30,     Sept 1,
                            1996        1995        1996        1995
Net sales                  $ 14,003    $ 12,730    $ 41,881   $ 39,258

Cost and Expenses
  Cost of products sold      11,830       9,669      33,069     29,859
  Selling, general and
   administrative             2,936       2,315       7,665      6,756
                             14,766      11,984      40,734     36,615
Operating income (loss)        (763)        746       1,147      2,643
Interest expense               (333)       (360)       (962)    (1,053)
Other income (expense), net      52          16          19        452

Income before taxes          (1,044)        402         204      2,042
(Provision) benefit for
 income taxes                 1,948         (22)      1,624       (190)

Net income                      904         380       1,828      1,852
Retained earnings (deficit)
  at beginning of period     (4,496)     (6,228)     (4,577)    (6,234)

Less stock dividend            --           --         (843)    (1,466)

Retained earnings (deficit)
  at end of period         $ (3,592)   $ (5,848)   $ (3,592)  $ (5,848)


Per Share Data:
Net income                    .41        .17          .82        .84

Weighted average number of
  shares outstanding       2,221,652   2,199,999   2,231,414  2,203,395


          See Accompanying Notes To Financial Statements

[CAPTION]
                          PLYMOUTH RUBBER COMPANY,  INC.
                                 BALANCE SHEET
                                 (In Thousands)

                                          Aug 30,         Dec. 1,
                                           1996            1995
                                        (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                      $     --        $     --
Accounts receivable                          7,360            6,615
Allowance for doubtful accounts               (242)            (174)
Inventories:
  Raw materials                               3,042           2,474
  Work in process                             2,059           2,270
Finished goods                                5,966           5,589
                                             11,067          10,333

Prepaid expenses and other current assets     2,981           2,857
Total current assets                         21,166          19,631

Plant assets                                 28,885          26,961
Accumulated depreciation                    (19,739)        (18,901)
Net plant assets                              9,146           8,060
Other assets                                  3,066           3,791

  TOTAL ASSETS                            $  33,378       $  31,482

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving line of credit                  $   5,001       $   4,331
Trade accounts payable                        4,104           5,497
Accrued expenses                              3,597           3,976
Current portion of long-term obligations      1,449           2,392
Current portion of product warranties           220             580
  Total current liabilities                  14,371          16,776

Long-Term Liabilities
Borrowings                                    5,045           3,143
Pension obligation                            4,615           4,880
Product warranties                              586             294
Other                                         2,181           1,743
  Total long-term liabilities                12,427          10,060

STOCKHOLDERS' EQUITY
Preferred stock                                --               --
Class A voting common stock                    810              810
Class B non-voting common stock              1,192            1,054
Paid in capital                              9,086            8,303
Retained earnings (deficit)                 (3,592)          (4,577)
Pension liability adjustment, net of tax      (716)            (716)
Deferred compensation                         (200)            (228)
  Total stockholders' equity                 6,580            4,646

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $ 33,378        $  31,482


          See Accompanying Notes To Financial Statements

[CAPTION]
                  PLYMOUTH RUBBER COMPANY, INC.
                     STATEMENT OF CASH FLOWS
                  (In Thousands)     (Unaudited)

                                                    Nine Months Ended
                                                Aug 30,            Sept 1,
                                                 1996               1995

Cash flows from operating activities:
  Net Income                                   $ 1,828           $   1,852
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                838                 775
      Amortization of deferred compensation         28                  28
      Deferred income tax (benefit) provision   (2,334)               (612)
     Amortization of unrecognized net
        obligation at transition                 1,571                 --
      Changes in assets and liabilities:
       Accounts receivable                        (677)                (59)
       Inventory                                  (734)             (1,654)
       Prepaid expenses                            689                  99
      Other assets                                (104)                 (7)
       Accounts payable                         (1,394)                641
       Accrued expenses                            574                 413
       Pension obligation                         (322)               (261)
       Product warranties                          (68)                (95)
       Other liabilities                          (133)                (54)
  Net cash provided by (used in)
   operating activities                           (238)              1,066

Cash flows from investing activities:
  Capital expenditures                          (1,491)             (1,255)
  Sale/leaseback of plant assets                   258                 223
  Net cash provided by (used in)
   investing activities                         (1,233)             (1,032)

Cash flows from financing activities:
 Net increase (decrease) in revolving
   line of credit                               (1,047)                801
 Proceeds from term loan                         6,657                  --
 Payments of term loan                          (4,098)               (710)
 Payments on capital leases                       (117)               (144)
 Proceeds from insurance financing                 126                 115
 Payments on insurance financing                  (129)               (187)
 Proceeds from issuance of common stock             79                  91
 Net cash provided by (used for)
   financing activities                          1,471                 (34)
  Net change in cash                                --                  --
Cash at the beginning of the period                 --                  --
Cash at the end of the period                  $    --           $      --

         Supplemental Disclosure of Cash Flow Information

Cash paid for interest                         $   947           $     959
Cash paid for income taxes                     $   147           $     122

         Supplemental Disclosure of Non-Cash Activities:

Assets acquired under capital lease
        obligations                            $   433           $      --
Charge to retained earnings for stock dividend $   843           $   1,466

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

(2) In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 99% of these warranties had expired prior to the end of 1995, with the last of the ten year warranties expiring in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter). The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience which resulted in additional charges to operations during 1994 and 1993 of
     $325,000, and $750,000, respectively.   Some warranty holders have filed
     claims or brought suits currently aggregating approximately $742,000 against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are significantly in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $806,000 reserve recorded at August 30, 1996 is adequate provision for the Company's remaining warranty obligations.

     The Company is a defendant in several other lawsuits arising in the normal course of business. Based upon advice of counsel, management believes that these lawsuits will not have a material adverse effect on the Company's Results of Operations or its financial position.

     The United States Environmental Protection Agency (EPA) asserted four
     (4) claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), two of which were settled and dismissed with prejudice as described herein below. In those claims, EPA sought or is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in the United States District Court for the District of Massachusetts, the EPA began an action on or about March 1, 1990 in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts. The Company entered into a Consent Decree, (embodied in an order of Judgment entered October 14, 1992), requiring payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $68,000 and owes two payments of $16,000 in each of 1996 and 1997.

                         PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS  (Unaudited) Continued


     On or about March 28, 1986, the Company was notified of potential liability with respect to the Cannons Engineering Corporation site in Bridgewater, Massachusetts, and the Cannons Engineering Corporation site in Plymouth, Massachusetts, and of its alleged ranking number 128 of more than 300 generators. No action was ever filed by the EPA against the Company. EPA settled with a number of the generators who had, in turn threatened legal action against the Company. The Company received notification that a lawsuit was filed against it on June 23, 1995, in the United States District Court for the District of Massachusetts by Olin Hunt Specialty Products, Inc., ("Olin"), a settling generator. Olin sought to recover its contribution as a result of a settlement entered into on June 26, 1992 between Olin, et al., and the United States, the State of New Hampshire, and the Commonwealth of Massachusetts, (the "Governments") for reimburse -ment of the Governments' response costs in connection with the Cannons site. A settlement was subsequently reached whereby the Company paid the Plaintiff the sum of $40,000 in exchange for the execution of mutual general Releases and the filing of a Stipulation of Dismissal, with prejudice.

     With respect to the third assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. Revised volumetric assessments were made on or about July 7, 1993. The
     EPA has attributed 852,445 gallons of an aggregate of 48,953,983 gallons of waste volume to the Company (a 1.74% share). The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. This belief is based on the Company's facts and circumstances related to SRS, which are similar in many respects to those in the Re-Solve case. An SRS PRP Group, formed to negotiate the clean-up with EPA, has obtained consent to undertake the first phase of a remediation program, estimated to cost $3,600,000. Phase II, as proposed by EPA, is estimated to cost approxi-

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


     mately $25,000,000, to be incurred over approximately a three-year period. The PRP Group opposes the Phase II proposal. The Company's share (without adjustment for overstated attribution) of the Phase I remediation and the Phase II program, if it were adopted, would be a total of $498,000. The most currently available estimate is that the cost of the entire clean up will range from approximately $38 million to less than $70 million. On or about January 16, 1996, the Company entered into a payment agreement with the SRS PRP Group to pay its unpaid prior and current assessments in the total amount of $101,000 and whereby it will be permitted to participate as a settling party in the Administrative Order relating to the NTCRA and RI/FS settlement. Based on all available information, as well as its prior experience, management believes a reasonable amount of its ultimate liability is $500,000. To date the Company has expended approximately $135,000 and the remainder of $365,000 is provided for in Accrued Expenses and Other Liabilities in the accompanying Balance Sheet as of August 30, 1996. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company, and no direct dialogue with the EPA is expected before the end of 1996. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

     On January 25, 1994, the Company received a notification dated January 21, 1994 of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site between 1956 and 1974, the EPA alleges that the
     Company is also a PRP of the OSL Site.   In addition, there were three (3)
     direct shippers to the site, the Town of Southington, General Electric, and
     Pratt & Whitney, as well as other transporters and/or  users.    Based on
     EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 380,710 gallons, or 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group was formed. The Company executed agreements and paid assessments to date of $17,040 to participate in the Joint Defense Group of OSL/SRS "transshipper" PRP's settlement negotiations and Alternative Dispute Resolution Process with the EPA. In addition, the Company participated in a mediation and allocation process with the EPA and other PRP's which resulted in an agreement to perform, allocate, and pay costs of a Phase I clean-up on a de minimus basis. The Company's share of said settlement is expected to

                  PLYMOUTH RUBBER COMPANY, INC.



     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued

     be between $165,000 and $190,000.

     There is no publicly available information yet concerning Phase II ground water remediation costs; however, such costs are likely to be significant. Based on all available information, as well as its prior experience, management believes a reasonable estimate of its ultimate liability for Phase I costs is $165,000 and has accrued this amount in Other Liabilities in the accompanying Balance Sheet as of August 30, 1996. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA or the settling parties against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

     In the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. According to the information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. In accordance with Massachusetts Department of Environmental Protection ("DEP") of the foregoing on or about August 24, 1994. In response thereto, on or about September 9, 1994, the Company received a Notice of Responsibility from the "DEP," (the "Notice"). The Notice was given to inform the Company of its legal responsibilities under state law for assessing and/or remediating a release of oil and/or hazardous material at the Company's property. Plymouth has employed a Licensed Site Professional as required by statute to investigate the site. A submittal has been made to DEP of an initial Phase I site investigation and a Tier II Classification which does not require written approval to proceed with studies for remediation. Various remediation options are being evaluated to determine the most cost effective method. A decision on the proposed remedial action will be submitted within the next few months. It is expected that such assessment and remediation will take up to two years to complete and that the costs for same will not exceed the sum of $318,000. To date the Company has expended approximately $108,000 and the remainder of $210,000 is provided for within Accrued Expenses in the accompanying financial statements.


(3) Checks outstanding in excess of certain cash balances totaling $556,000 and $659,000 at August 30, 1996, and December 1, 1995, respectively, have been included in accounts payable.

(4) On June 11, 1996, the Company declared a 5% stock dividend on both Class A (voting) and Class B (non-voting) common stock. The dividend was paid in Class B shares on August 19, 1996 to shareholders of record as of June 24, 1996. Retained earnings has been charged for $843,000 based on the dividend value of $8.875 per share. Cash was paid in lieu of fractional shares using the closing price of Class B common stock on June 10, 1996,

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued



     and was less than $2,000. Earnings per share have been adjusted to reflect the stock dividend declared. The common shares outstanding, and the common stock equivalents, are shown below.

     Common and Common Equivalent Shares (Primary and Fully Diluted Basis):

                                Third Quarter Ended   Nine Months Ended
                                 Aug 30,    Sept 1,     Aug 30,    Sept 1,
                                   1996      1995        1996       1995

     Average shares outstanding  2,000,279  1,958,026   1,992,251  1,928,197
     Adjustments thereto(1)(2)     221,373    241,973     239,163    275,198
     Weighted average shares
       outstanding               2,221,652  2,199,999   2,231,414  2,203,395


     (1) For primary basis, adjust for options and warrants under the treasury stock method using average market value during the period.

     (2) For fully diluted basis, same as (1) except using market value at the end of the period, if greater than the average market value during the period.

(5) A deferred tax asset and a related valuation allowance was established at $5,309,000 and $2,044,000, respectively, at December 1, 1995 based upon estimates of future taxable income through fiscal 2000. The valuation allowance has been reduced by $1,707,000 to $337,000 at August 30, 1996 based upon revised estimates of future taxable income beyond fiscal 2000.

(6) Certain reclassifications of prior year balances have been made to conform to the current presentation.

(7) On June 6, 1996 the Company refinanced a significant portion of its existing debt with a new lender, which resulted in an expansion of its o verall credit facility and a reduction in interest rates. The principal terms of the facility include a secured maximum borrowing amount of $11 million, comprised of a $3 million term loan and a revolving line of credit , with a reduction in interest from prime plus 2% to prime plus 1/4%. The term loan calls for monthly payments of $50,000 plus interest. The proceeds from the refinancing were used to payoff the existing revolving line of credit and term loan with the Company's former primary lender.
(8) The Company's Defined Benefit Pension Plan will be frozen as of November 30, 1996, accordingly the Company has amortized the remaining balance of the intangible asset (Unrecognized Net Obligation at Transition) of $1,571,000 in the quarter ending August 30, 1996.

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


(9)  Subsequent Event

     On October 4, 1996, L B Acquisition Corp., a wholly owned subsidiary of the company, acquired the assets of Brite-Line Industries, Inc. out of foreclosure from Brite-Line's senior secured creditors for a cost of $150,000, plus a $2,100,000 guarantee of Brite-Line Industries' accounts receivable valued at $2,600,000. L B Acquisition Corp., to be re-named Brite-Line Technologies, Inc. intends to produce and distribute rubber-based highway marking tapes in the Denver, Colorado facility, formerly occupied by Brite-Line Industries, Inc.

     Included in the purchased assets are inventories, machinery and equipment, and intangibles including patents, trademarks, trade names, and state and municipal product approvals. The purchase will be recorded on the acquiring company's balance sheet as inventory valued at $150,000 plus acquisition costs currently estimated at $80,000.

     The Company is preparing Form 8-K, which will be filed in the near future to provide the financial information required by Regulation S-X, including the Rule 3-05 historical audited financial statements of Brite-Line Industries, Inc. and the Article 11 proforma information.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations.


  FIRST NINE MONTHS, 1996 COMPARED WITH FIRST NINE MONTHS, 1995


Net sales, at $41,881,000 were up 7% compared with the first nine months of 1995, which was up 7% from the same period in 1994, despite production time lost to the unusually harsh New England weather, and the three-week strike at General Motors in March, 1996. The Company estimates the General Motors strike reduced second quarter sales by between $700,000 and $1,000,000. The increase is due to significantly increased sales to the Export and Domestic Automotive markets, which represent 14% and 48% of sales, respectively, offset in part by shortfalls in the other markets.


Operating income, at $2,718,000, exclusive of the $1,571,000 noncash charge to amortize an intangible asset (Unrecognized Net Obligation at Transition) pertaining to the Company's decision to freeze future employee benefits in the Defined Benefit Pension Plan, is up 3% from the corresponding period of 1995, which itself was up 16% ($360,000) from 1994, reflecting a 9% increase in gross profit exclusive of the intangible amortization (up $839,000), offset in part by a 13% increase in selling, general and administrative expenses. The adjusted gross profit increased 9%, reflecting the higher sales volume, as the increase in manufacturing overhead put in place to service the anticipated 1996 volume, offset moderately decreased material costs and volume oriented cost reductions, and resulted in a 24% gross margin, unchanged from the prior year's first nine months.

Selling expenses increased 14% compared to the first nine months of 1995, which itself increased 13% over 1994, to serve both current and expected volume increases in the expanded Domestic auto and Export markets. The increased expense was primarily attributable to increases in freight, salaries and fringe benefits, and foreign selling expenses. General and administrative expenses, exclusive of the amortization of the intangible asset , a $165,000 increase in environmental reserves and a $147,000 recovery from a lawsuit in the current year, and a $250,000 recovery from an insurance settlement in 1995, increased 2%, reflecting increased salaries and bad debts expense offset in part by reduced depreciation, incentive compensation, computer supplies, and computer equipment rental.

Income before taxes at $204,000 is down $1,838,000 from the first nine months of 1995, which benefited from both a $395,000 favorable settlement of litigation related to the Company's previously discontinued Consumer Products Division and a $250,000 insurance settlement. Exclusive of the $395,000 and the $250,000 settlements in 1995, the $1,571,000 intangible asset amortization, the $165,000 environmental charge and the $147,000 settlement in 1996, income before tax for the first nine months is up $396,000 from the prior year's corresponding period, reflecting higher adjusted operating income, and a $91,000 reduction in interest expense which was offset in part by a $38,000 decrease in other income. The reduced Interest expense is the result of both lower loan volume and reduced interest rates as a result of (1) decreases in the prime rate and the replace-ment of the Company's prime lender on June 6, 1996, and (2) 230 basis points on the $3.6 million term loan refinanced on December 29, 1995 with a new lender.

Net income at $1,828,000 is down $24,000 from the first nine months of 1995, which included a $612,000 recapture of deferred tax valuation allowance, which

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           (Continued)



resulted in an effective income tax rate of approximately 5%. The current year net income includes a $1,706,000 recapture of a deferred tax valuation allowance and a $627,000 increase in net deferred tax assets, which results in a net tax benefit of $1,624,000. The deferred tax valuation allowance as of December 1, 1995 was $2,044,000 bases on estimates at that time, of future taxable income through fiscal 2000.

The valuation allowance has been reduced by $1,706,000 to $337,000 at August 30, 1996 based upon current estimates of future taxable income and the ability to significantly increase capital expenditures to provide the capacity required to meet expected demand for insulating, automotive and industrial tapes and films.

During the first nine months of 1996, net cash used by operating activities was $238,000 compared to $1,066,000 provided during the first nine months of 1995. Cash provided from net income exclusive of the deferred income tax benefit and amortization of intangible asset ($1,065,000), depreciation ($838,000), the reduction of prepaid expenses ($689,000), and the increase in accrued expenses ($574,000) partially offset the cash used to increase accounts receivable ($677,000), to increase inventory ($734,000) and to reduce accounts payable ($1,394,000),other liabilities and pension obligations. In accordance with the Company's agreement with its primary lender, all cash receipts were applied against the revolving loan. The $6,657,000 proceeds from the term debt refinancing was used to finance capital investment ($1,233,000), reduce the revolving line of credit ($1,047,000), and to pay down term debt ($4,098,000), and capital lease obligations.

At August 30, 1996, the Company had approximately $2,500,000 in unused borrowing capacity under its new $11 million revolving line of credit and term loan bor-rowing arrangement. In the opinion of management, anticipated profits, as well as unused capacity under its existing borrowing arrangements, will provide sufficient funds to meet the Company's needs during 1996, including working capital expansion to support Export sales growth, and investment in improved technology and capital equipment.

      THIRD QUARTER, 1996 COMPARED WITH THIRD QUARTER, 1995




Net sales, at $14,003,000, were up 10% compared with the third quarter of 1995, which was up 4% from the same period in 1994. The increase is due to signifi-cantly increased sales to the Export and Domestic Automotive markets, which represent 14% and 48% of sales, respectively, offset in part by shortfalls in the other markets. Sales into the domestic automotive industry rose 21%. Export sales rose nearly 14 percent, reflecting the continuing expansion of Plymouth's sales to customers in Europe, South America, North Africa, and the Middle East.

Operating income at $808,000, exclusive of the $1,571,000 noncash charge to amortize an intangible asset (Unrecognized Net Obligation at Transition) per-taining to the Company's decision to freeze future employee benefits in the Defined Benefit Pension Plan, was up 8% from the corresponding period of 1995 which was up 40% from 1994, reflecting a 17% increase in gross profit, offset in part by a 21% increase in selling, general and administrative expenses. Gross profit increased 17% (margin up 1.6 points), reflecting the higher sales volume and somewhat lower material costs, offset in part by increased manufacturing overhead put in place to service the anticipated 1996 volume.

Selling expenses increased 17% compared to the third quarter of 1995, which itself increased 9% over 1994, to serve both current and expected volume increases in the expanded Domestic auto and Export markets. The increased expense for the quarter was primarily attributable to increases in freight, salaries and fringe benefits, and foreign selling expenses. General and administrative expenses increased 9%, exclusive of the amortization of the intangible asset, a $165,000 increase in environmental reserves, on increased incentive compensation and bad debts, offset in part by reduced depreciation, computer equipment rental and supplies, and professional fees.

Income before taxes, at $527,000, exclusive of the intangible asset amortization is up 31% from the third quarter of 1995 reflecting the higher operating income, and an 8% reduction ($27,000) in interest expense. The reduced Interest expense is the result of both lower loan volume and reduced interest rates of (1) approximately 250 basis points as a result of decreases in the prime rate and the replacement of the Company's prime lender on June 6, 1996, on monies borrowed on the Company's line of credit with its primary lender, and (2) 230 basis points on the $3.6 million term loan refinanced on December 29, 1995 with a new lender.

Net income at $904,000 is up $524,000 from the third quarter of 1995, which included a $136,000 recapture of deferred tax valuation allowance, which re-sulted in an effective income tax rate of approximately 10%. The current year net income includes a $1,531,000 recapture of a deferred tax valuation allowance and a $627,000 increase in net deferred tax assets, which results in a net tax benefit of $1,948,000.

On October 4, 1996, L B Acquisition Corp., a wholly owned subsidiary of the company, acquired the assets of Brite-Line Industries, Inc. out of foreclosure from Brite-Line's senior secured creditors for a cost of $150,000, plus a $2,100,000 guarantee of Brite-Line Industries' accounts receivable valued at $2,600,000. L B Acquisition Corp., to be re-named Brite-Line Technologies, Inc. intends to produce and market rubber-based highway marking tapes in the Denver, Colorado facility, formerly occupied by Brite-Line Industries, Inc.

      THIRD QUARTER, 1996 COMPARED WITH THIRD QUARTER, 1995

                           (Continued)



Included in the purchased assets are inventories, machinery and equipment, and intangibles including patents, trademarks, trade names, and state and municipal product approvals. The purchase will be recorded on the acquiring company's balance sheet as inventory valued at $150,000 plus acquisition costs currently estimated at $80,000.

The Company is preparing Form 8-K, which will be filed in the near future to provide the financial information required by Regulation S-X, including the Rule 3-05 historical audited financial statements of Brite-Line Industries, Inc. and the Article 11 proforma information. The Company believes that as a vertically integrated part of the Company, Brite-Line Technologies will have both lower overhead and higher margins than Brite-Line Industries had, and that the combin-ation of Brite-Line's proprietary reflective coating technology and market presence with the Company's technology and manufacturing know-how, will allow rapidly increased penetration of this growing market. It is expected that the acquisition will moderately increase the Company's 1997 sales, and because of its highly seasonal product line, will begin to contribute to the Company's earnings in the latter part of fiscal 1997.

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














Date:        October 15, 1996

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

          (4)(vii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit (4)(vii) to report on Form 10-Q for the Quarter ended March 1, 1996.

                  PLYMOUTH RUBBER COMPANY, INC.

                        INDEX TO EXHIBITS

                           (Continued)


     (a) Exhibits:

         Exhibit No.                             Description


          (4)(viii) Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit (4)(viii) to report on Form 10-Q for the quarter ended March 1, 1996.

          (4)(ix)        Demand Note between Plymouth Rubber Company, Inc.
                         And LaSalle National Bank dated June 6, 1996 -- incorporated by reference to Exhibit (2)(i) to the report on Form 8-K with cover page dated June 6, 1996.

          (4)(x) Loan and Security Agreement between Plymouth Rubber Company, Inc. And LaSalle National Bank dated June 6, 1996 -- incorporated by reference to Exhibit
                         (2)(ii) to the report on Form 8-K with cover page dated June 6, 1996.

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

           (11)               Not applicable.

            (15)              Not applicable.

                  PLYMOUTH RUBBER COMPANY, INC.

                        INDEX TO EXHIBITS

                           (Continued)


     (a) Exhibits:

         Exhibit No.                             Description



             (18)             Not applicable.

             (19)             Not applicable.

             (22)             Not applicable.

             (23)             Not applicable.

             (24)             Not applicable.

             (27)             Financial data schedule three months ended August
                              30, 1996.