Form 10-K
period 1996-11-29
PLYMOUTH RUBBER CO INC
filed 1997-02-27
CIK 79225

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                Commission File Number
   November 29, 1996                                              1-5197

                          PLYMOUTH RUBBER COMPANY, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

               Massachusetts                                    04-1733970
               -------------                                    ----------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
   104 Revere Street, Canton, Massachusetts                       02021
   ----------------------------------------                       -----
   (Address of principal executive offices)                     (Zip Code)
Registrant's telephone number including area code:            (617)828-0220
 Securities registered pursuant to Section 12(b)              -------------
                of the Act:
                                                        Name of each exchange on
             Title of each class                           Which registered
             -------------------                           ----------------
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

                              Yes    X                         No
                                  ---------                     ---------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 504 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       X
                                  ---

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at January 29, 1997, was approximately $2,569,000.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

             Class A common stock, par value $1 . . . . .   810,586
                                                          ---------
             Class B common stock, par value $1 . . . . . 1,192,003
                                                          ---------
         Documents incorporated by reference:

         Portions of the registrant's definitive Proxy Statement to be dated on or about March 21, 1997 (the "Proxy Statement") are incorporated by reference in
Part III of this Report. Other documents incorporated by reference in this report are listed in the Index to Exhibits.

================================================================================

                          PLYMOUTH RUBBER COMPANY, INC.

                                     PART I

ITEM 1.
DESCRIPTION OF BUSINESS

Plymouth Rubber Company, Inc. (the "Company") manufactures and supplies rubber and vinyl products to a broad range of markets, including the electrical supply industry, electric utilities, automotive and other Original Equipment Manufacturers (OEM). These products, which include electrical insulating tapes, automotive harness tapes, and industrial tapes and films, are sold either through sales personnel employed by the Company and/or through distributors and/or commissioned sales representatives. On October 4, 1996, LB Acquisition Corporation, a wholly owned subsidiary of the Company, acquired certain assets of Brite-Line Industries, Inc. out of foreclosure from Brite-Line's senior secured creditors. LB Acquisition Corporation was renamed Brite-Line Technologies, Inc. and intends to produce and market rubber based highway marking tapes from its Denver, Colorado facility. During the past five years, the Company sold its Rubber Bands division.

The Company purchases raw materials from a variety of industry sources. Principal raw materials include resin, plasticizers, synthetic and natural rubber, and textiles. There are a number of alternate suppliers of materials. The primary sources of natural rubber are domestic suppliers with operations in Southeast Asia; in addition, textiles are acquired from suppliers in Canada and China. While temporary shortages of raw materials may occur occasionally, these items are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions, as well as to the direct or indirect effect of United States government regulations. The impact of any future raw material shortages on the Company as a whole cannot be accurately predicted. Operations and products may at times be adversely affected by legislation, shortages, or international or domestic events; however, at this time, management is not aware of any legislation, shortage, or events which will materially affect the Company's business.

The Company owns a number of patents and/or intellectual property rights on products manufactured. Patents held and licenses granted do not materially affect current operations and are not deemed of major importance to future activities.

Because products are manufactured for inventory as well as to order for specific customers, both the order backlog and the inventory turnover vary significantly from market to market. Despite an increase in the backlog during the year, in general, on a Company wide basis, the backlog is equivalent to approximately one month's sales volume. The Company grants various payment terms in accordance with the standards dictated by individual markets; however, extended payment terms generally are not granted with the exception of certain foreign markets.

The markets served by the Company are highly competitive. Competition comprises a number of domestic and foreign companies, some of which have larger sales organizations and substantially greater resources than the Company. In general, the Company regards itself as having an average competitive position in the industry, although, based on available market information, it is believed that the Company is a significant factor in, and has captured significant shares of the markets for, friction, rubber and vinyl tape products. The estimated number of competitors varies from market to market. The Company relies upon product design, product quality, price and service to maintain its competitive position in the markets served and no single product accounts for a predominant amount of the Company's total sales volume. Since 1988, the Company has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of the Delphi Packard Electric Division ("PED") of General Motors, and has also supplied part of PED's tape requirements for Europe and South America. In 1995, the Company was awarded a new three-year "global" contract as sole source of PVC (vinyl) harness tapes to PED. General Motors accounted for approximately 36%, 36% and 34% of the Company's net sales in 1996, 1995 and 1994, respectively. As General Motors constitutes approximately one-third of the Company's sales, the loss of the account would have a material adverse effect on the Company. The Company is diversifying its automotive tapes business by adding new customers in the United States and abroad, and by developing new tapes for harnessing, as well as other products for other markets.

 The following table sets forth information with regard to competition in the worldwide markets from which the Company derives its largest volume of sales:

                                     ESTIMATED
                                       NO. OF                     DOMINANT OR
       MARKET                       COMPETITORS                MAJOR COMPETITORS
Electrical Tapes                         15                            3M
Automotive Tapes                      Numerous                        None
Industrial Tapes & Films              Numerous                        None

The Company is subject to various Federal, state and local environmental protection regulations. To date, compliance with these regulations has not had a significant effect upon the capital expenditures, earnings or competitive position of the continuing operations of the Company. Refer to Item 3. Legal Proceedings and Note 14 of the Notes To Consolidated Financial Statements for a discussion of environmental liabilities associated with past operations.

With the exception of Cintas Adhesivas Nunez, S.A. acquired January 3, 1997 (see
Note 16 of the Notes to Consolidated Financial Statements) the Company has no manufacturing operations in foreign countries; products sold to foreign customers are either exported from the United States or are shipped from inventories maintained in foreign countries. Export sales for the Company were approximately 14% of total sales in 1996, 12% in 1995, and 9% in 1994.

The Company employs approximately 450 people.


ITEM 2.  PROPERTIES

With the exception of the Company's two wholly-owned subsidiaries Brite-Line Technologies, Inc. and Cintas Adhesivas Nunez, S.A., which owns its 11,000 square foot facility in Porrino, Spain, (see Notes 4 and 16 of the Notes to Consolidated Financial Statements) substantially all the manufacturing, administrative and principal sales facilities are owned by the Company and are located in Canton, Massachusetts. These facilities comprise approximately 500,000 square feet. The Company leases a 50,000 square foot facility in Denver, Colorado where it conducts its Brite-Line business.

The Company rents space for its sales operations at various locations. These rentals are not material in the aggregate. The Company believes that its facilities are suitable and adequate for its current needs, and that its facilities and technology are competitive with those of its principal foreign and domestic competitors. For further information with respect to security interests in the properties of the Company, see Note 3 of the Notes to Consolidated Financial Statements, herein.


ITEM 3.   LEGAL PROCEEDINGS

The United States Environmental Protection Agency (EPA) has asserted three (3) outstanding claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in respect to the Superfund site known as ReSolve, Inc., of Dartmouth, Massachusetts, the Company entered into a Consent Decree, which required payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $84,000 and owes one payment of $16,000 in 1997.

With respect to the second assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. The first phase of a remediation program is estimated to cost $3.6 million. Phase II of the clean-up and the Remedial Investigation/Feasibility Study ("RI/FS"), is projected to cost $2.1 million. The most currently available estimate is that the cost of the clean up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $498,000, which is net of a $127,000 payment made by the Company, in the accompanying consolidated financial statements as of November 29, 1996 is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been filed by the EPA against the Company. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

On January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group was formed and the Company became a participant in the Joint Defense Group of OSL/SRS "transshipper" PRP's and in the Alternative Dispute Resolution process. This process resulted in a mediated settlement for the first phase of the clean up, as well as settlement of past costs and orphan shares. The Company will pay $165,000 to $190,000 in settlement of the first phase. The settlement of the second phase is currently being mediated; total costs are estimated at up to $15 million. The Company has been notified that 21 parties of which the Company is one will likely be precluded from participating in a mediated settlement on a "de minimis" basis. Therefore, should the Company choose to continue to participate in the PRP Group for the second phase, it is probable its payment to obtain a complete release will be greater than the de minimus parties' settlement. Based on all available information as well as its prior experience management believes a reasonable estimate of its ultimate liability for both phases is $365,000 and has accrued this amount in the accompanying consolidated financial statements as of November 29, 1996. This amount is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total liability and/or responsibility at this time.

In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. According to the preliminary information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. In accord with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing on or about August 24, 1994. Plymouth has employed a licensed site professional as required by statute to investigate the site. Remediation action is in process. It is expected that such assessment and remediation will take up to two years to complete and that the remaining costs for same will not exceed the additional sum of $210,000, which has been provided for in the accompanying financial statements.

On or about January 21, 1997, the Company received a Notice of Responsibility from the Massachusetts Department of Environmental Protection, ("DEP") pursuant to M.G.L. ch. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April 1979, and that response actions were undertaken at both sites conducted between 1979 and 1981 by DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company shipped wastes between 1977 to 1979. While it is probable that other customers of H&M Drum also shipped waste to them, it is management's understanding that the DEP has not yet undertaken to notify other Potentially Responsible Parties, with the exception of the owners of the sites. The Company believes it is likely that other PRP's exist. The DEP notice asks that the Company undertake certain investigatory actions. The Company has little information regarding these sites and its potential involvement, including the identification of other PRP's and the scope of the clean-up necessary, and therefore has not recorded any liability as of November 29, 1996. A response to the Notice of Responsibility has been made and cooperative efforts, including an investigation of additional PRP's and the status of the site, will be made.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF THE COMPANY

Name                           Position/Officer                       Age (at last Birthday)         Served Since
----                           ----------------                       ----------------------         ------------
Maurice J. Hamilburg           President and Chief Executive Officer            50                       1987
Fiore D. DiGiovine             VP - Mfg. Development                            69                       1987
Alan I. Eisenberg              VP - Sales & Marketing                           46                    1988 & 1986
Sheldon S. Leppo               VP - Research & Development                      62                       1970
Duane E. Wheeler               VP - Finance and Treasurer                       64                    1980 & 1988
Joel A. Kozol                  Clerk and Secretary                              66                       1980

Messrs. Maurice J. Hamilburg, Fiore D. DiGiovine, Sheldon S. Leppo, and Duane E. Wheeler have held their present positions during each of the past five years.

Mr. Alan I. Eisenberg has served as Vice President of Marketing since 1986 and was appointed Vice President - Insulating Products Division in 1988, and Vice President - Sales and Marketing in January, 1992.

Mr. Kozol, for more than five years, has been a senior partner in the law firm of Friedman & Atherton, which firm serves as the Company's counsel.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

(a)  PRICE RANGE OF COMMON STOCK

     The following table sets forth the reported high and low prices for Plymouth Class A and Class B common stock, which shares are listed and traded on the American Stock Exchange.

                           Class A              Class B                                     Class A               Class B
                           -------              -------                                     -------               -------
                         High     Low       High        Low                             High       Low        High       Low
                         ----     ---       ----        ---                             ----       ---        ----       ---
Quarter 1996                                                      Quarter 1995
First  . . . . .      10 1/8     8 3/4     10  1/2      8 7/8     First  . . . . . .     9 1/8     8          8 7/8      8
Second . . . . .       9 3/16    8 5/8      9 3/16      8 5/8     Second . . . . . .     8 3/4     7 7/8      8 7/8      7 3/4
Third  . . . . .       8 11/16   7 7/8      9           7 3/4     Third  . . . . . .     8 5/8     7 1/8      8 11/16    7 1/16
Fourth . . . . .       8 5/16    7          8           7 1/8     Fourth . . . . . .    12         8 9/16    12  1/8     8  3/4

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

    As of January 29, 1997, the approximate number of holders of each class of equity securities of the Company was:

          Title of Class                                     Number of Holders
          --------------                                     -----------------
Class A voting common stock $1.00 par value.................       300
Class B non-voting common stock $1.00 par value.............       250

(c)  DIVIDENDS

The Company has not paid cash dividends on its common stock since its fiscal year ended in 1970. Under the Company's loan agreements, it is prohibited from paying any cash dividends with respect to its capital stock or purchasing or redeeming any of its capital stock, so long as any obligation under the loan agreements remains outstanding. In addition, a payment of dividends will depend, among other factors, on earnings, capital requirements and the working capital needs of the Company. At the present time, the Company intends to follow a policy of retaining earnings in order to finance the development of its business.

ITEM 6. SELECTED FINANCIAL DATA (SEE NOTES 2, 3, 4, AND 14 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

SELECTED INCOME STATEMENT DATA:

                                                                          Years Ended
                                            ------------------------------------------------------------------------
                                                1996          1995           1994           1993           1992
                                            ----------     ----------     -----------    ----------     ------------
Net Sales                                   $57,181,000    $53,293,000    $51,045,000    $47,794,000    $ 42,577,000
Royalties                                           --             --              --         40,000         121,000
Income from continuing operations           $ 1,872,000    $ 3,123,000    $ 1,930,000    $ 1,585,000    $  1,352,000
Per Share Data:
Income from continuing operations
  (fully diluted)                           $      0.84    $      1.39    $      0.88    $      0.74    $       0.66
Weighted average shares outstanding           2,226,008      2,244,636      2,202,466      2,149,325       2,037,603

SELECTED BALANCE SHEET DATA:

Total Assets                                $34,750,000    $31,482,000    $28,398,000    $24,245,000    $ 21,916,000
Long Term Liabilities                       $11,439,000    $10,060,000    $10,935,000    $13,716,000    $ 12,821,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 1996 COMPARED WITH 1995

Sales increased for the sixth consecutive year, as 1996 sales at $57,181,000 were up 7% from 1995, despite the three week strike at General Motors in March, 1996. Significant sales increases continued to be achieved for Domestic Automotive and Export markets, which increased 12% and 28%, respectively, compared to a 14% and 35% increase, respectively, for fiscal year 1995 over 1994, and now represent 49% and 14% of the Company's sales, respectively. Sales to other markets declined, due to capacity restrictions and other factors. The Automotive and Export increases continued to reflect trends toward more complex electrical systems and motor vehicles and toward larger vehicles, especially trucks and utility vehicles.

Operating income at $1,317,000, inclusive of a $26,000 loss from the two month operation of the Company's subsidiary, Brite-Line Technologies, Inc., which began operations in early October, 1996, and exclusive of the $1,571,000 non-cash charge to amortize an intangible asset (Unrecognized Net Obligation at Transition) pertaining to the Company's decision to freeze future employee benefits in the Defined Benefit Pension Plan, is down 12% from the prior year, which itself was up 6% from 1994 ($187,000). This reduction reflects a 4% increase in gross profit, which was more than offset by a 10% increase in selling, general and administrative expenses. The gross profit increase was primarily attributable to higher sales volume, as the increase in manufacturing direct labor and overhead put in place to service the 1996 and subsequent year's anticipated volume, offset moderately decreased material costs and volume oriented cost reductions, and resulted in a 23% gross margin, down 0.7 percentage points from the prior year. The 1995 operating income included a $165,000 gain, net of reserves, from the settlement of an insurance claim.

Management believes that the Company's acquisition of Cintas Adhesivas Nunez, S.A., and its entry into the highway marking tape market through its Brite-Line Technologies, Inc., subsidiary, will increase fiscal 1997 sales by approximately $10 million over fiscal 1996. Neither acquisition is expected to make a significant contribution to 1997 earnings, although it is hoped that both will do so in fiscal 1998. Since the highway marking tape business is highly seasonal, with most sales concentrated in the months of May through October, Brite-Line's impact on the Company's sales will likely be equally seasonal, and its effect on corporate profits during the first two quarters will likely be negative.

Selling expenses increased 17% over 1995, which increased 12% over 1994, to serve both current and expected volume increases in the expanded Domestic Auto and Export markets. The increased expense reflects moderately higher salaries, fringe benefits, and significantly higher freight and selling expenses to support the Export markets. General & Administrative expenses, exclusive of a $165,000 increase in environmental reserves, a $60,000 insurance settlement, and a $147,000 recovery from a lawsuit in the current year, and a $250,000 recovery from an insurance settlement in 1995, decreased 7% reflecting increased bad debts and travel expense offset by reduced depreciation, professional fees, and computer equipment rental.

Income before taxes at $75,000 is down from $3,165,000 for the prior year, which benefited from two favorable settlements of litigation totaling $1,220,000, and a $250,000 insurance settlement. Exclusive of the $1,220,000 and the $250,000 settlements in 1995, the $1,571,000 intangible asset amortization, the $165,000 environmental charge and the $207,000 settlements in 1996, income before taxes is down $91,000, (5% from the prior year), as the adjusted Operating and Other Income shortfell the prior year, offset in part by a 10% ($139,000) reduction in Interest expense. Reduced Interest expense is attributable to reduced interest rates as a result of (1) a decrease in the prime rate and the replacement of the Company's primary lender on June 6, 1996, and (2) 230 basis points on the $3.6 million term loan refinanced on December 29, 1995 with a new lender.

Net income at $1,872,000 is down $1,251,000 from the prior year, which included a $1,431,000 recapture of Deferred Tax Valuation Allowance, which resulted in a $42,000 tax provision. Current year net income includes a $1,873,000 benefit from a reduction in the Deferred Tax Valuation Allowance, which resulted in a tax benefit of $1,797,000.

A deferred tax asset and a related valuation allowance was established on December 1, 1995 based on estimates of future taxable income through fiscal 2000. During fiscal 1996, the valuation allowance was reduced by $1,873,000 to $171,000 based on estimates of future taxable income beyond fiscal 2000. The net deferred tax asset as of November 29, 1996 is $4,774,000 (see Note 5 to Consolidated Financial Statements).

In fiscal 1996, cash from operating activities was $437,000 as compared to $2,569,000 and $1,200,000 for 1995 and 1994, respectively, as cash provided by net income, exclusive of the deferred income tax benefit, amortization of the intangible asset, and the increased environmental reserves, totaling $1,798,000, depreciation ($1,112,000), and the reduction of prepaid expenses ($550,000), exceeded the outflow used to expand inventory ($591,000), expand accounts receivable ($1,122,000), and to reduce accounts payable, other liabilities and pension obligations. In accordance with the Company's agreement with its primary lender, all cash receipts were applied against the revolving loan. Cash provided by operations, the $6,657,000 proceeds from the term debt refinancing, and the increase in the revolving line of credit generated by the June, 1996 refinancing, was used to finance $1,494,000 of net additions to plant and equipment, and to repay debt and reduce capital lease obligations.

On October 4, 1996, LB Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired certain assets of Brite-Line Industries, Inc. out of foreclosure from Brite-Line's senior secured creditors for a cost of $150,000, plus a $2,100,000 guarantee of Brite-Line Industries' accounts receivable The shortfall relative to the accounts receivable guarantee is estimated at $600,000. LB Acquisition Corporation was renamed Brite-Line Technologies, Inc. and intends to produce and market rubber based highway marking tapes from its Denver, Colorado facility. Included in the purchased assets are inventories, machinery and equipment, and intangibles including patents, trademarks, trade names, and state municipal product approvals. The total purchase price, which is estimated at $901,000, inclusive of the accounts receivable guarantee shortfall, the $150,000 cash payment, and acquisition costs, will be recorded on the acquiring Company's balance sheet as inventory valued at $401,000, plus fixed assets currently valued at $500,000.

On January 3, 1997, Plymouth Rubber Europa, S.A., a newly-formed, wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding shares of Cintas Adhesivas Nunez, S.A., (a privately owned company), located in Porrino, Spain, for approximately 366,500,000 pesetas. 309,500,000 pesetas were paid at closing with funds borrowed under the Company's existing line of credit. An additional 37,500,000 pesetas will be payable in three annual installments, plus interest, beginning December 31, 2000. An additional payment currently estimated at 19,500,000 pesetas and reflecting the change in the acquired Company's equity from February 29, 1996 through December 31, 1996, will be paid on or before April 3, 1997.

Cintas Adhesivas Nunez, S.A. produces vinyl and cloth-based pressure-sensitive tapes. The company intends to produce and market vinyl and cloth based tapes from the facility in Porrino, Spain.

The United States Environmental Protection Agency (EPA) has asserted three (3) outstanding claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials (see Note 14 of Notes To Consolidated Financial Statements for detailed background discussion on each case). In one case, in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts, the Company entered into a Consent Decree, which required payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $84,000 and owes one payment of $16,000 in 1997.

With respect to the second assertion against the Company under CERCLA, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, the EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The most currently available estimate is that the aggregate cost of the clean up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $498,000, which is net of a $127,000 payment made by the Company, in the accompanying consolidated financial statements as of November 29, 1996 is reasonable in relation to its attributed share of total estimated costs. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. While the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

On January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers, to the Company. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group of "transhippers" was formed and has negotiated a mediated settlement for the first phase of the clean up, as well as settlement of past costs and orphan shares. The Company will pay $165,000 to $190,000 in settlement of the first phase. The settlement of the second phase is currently being mediated; total costs are estimated at up to $15 million. The Company has been notified that 21 parties of which the Company is one will likely be precluded from participating in a mediated settlement on a "de minimis" basis. Therefore, should the Company choose to continue to participate in the PRP Group for the second phase, it is probable its payment to obtain a complete release will be greater than the de minimus parties' settlement. Based on all available information as well as its prior experience, management believes a reasonable estimate of its ultimate liability for both phases is $365,000 and has accrued this amount in the accompanying consolidated financial statements as of November 29, 1996. This amount is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. While the Company intends to vigorously defend this matter, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. Plymouth has employed a licensed site professional as required by Massachusetts statute to investigate the site. Remediation action is in process. It is expected that such assessment and remediation will take up to two years to complete and that the remaining costs for same will not exceed the additional sum of $210,000, which has been provided for in the accompanying financial statements.

On or about January 21, 1997, the Company received a Notice of Responsibility from the Massachusetts Department of Environmental Protection, ("DEP") concerning certain sites identified as The Ledge, 757-782 State Road, Dartmouth and Ridge Hill Road, Freetown. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April 1979, and that response actions were undertaken at both sites conducted between 1979 and 1981 by DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company shipped wastes between 1977 to 1979. While it is probable that other customers of H&M Drum also shipped waste to them, it is management's understanding that the DEP has not yet undertaken to notify other Potentially Responsible Parties, with the exception of the owners of the sites. The Company believes it is likely that other PRP's exist. The DEP notice asks that the Company undertake certain investigatory actions. The Company has little information regarding these sites and its potential involvement, including the identification of other PRP's and the scope of the clean-up necessary, and therefore has not recorded any liability as of November 29, 1996. A response to the Notice of Responsibility has been made and cooperative efforts, including an investigation of additional PRP's and the status of the site, will be made.

Management has estimated that of the aggregate $1,089,000 of environmental relative reserves, $330,000 will require funding in 1997 and $759,000 thereafter. Such liabilities will be funded by the Company's revolving line of credit.

IMPACT OF NEW ACOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement #121 (Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of) in 1995. The Company expects to adopt this statement in fiscal 1997, and does not anticipate any significant impact on its Financial Statements from this adoption.

The Financial Accounting Standards Board issued Statement #123 (Accounting for Stock-Based Compensation) in 1995. The Company has yet to determine the impact of the Statement, but will continue to use APB 25 for financial statement reporting with FAS 123 disclosures in 1997 when the Statement is effective for the Company.

1995 COMPARED WITH 1994

Net sales increased for the fifth consecutive year as 1995 (52 week year) sales at $53,293,000 were up 4% from 1994 (53 week year), which exceeded 1993 by 7%. Significant sales increases were achieved for Domestic Automotive and Export markets, offset by shortfalls in other markets, with the exception of the electrical distributor market. Sales to the Domestic Automotive and Export markets increased 14% and 35%, respectively, over the prior year. These results reflect continuing trends toward more complex electrical systems and motor vehicles, and towards larger vehicles, especially trucks and sports utility vehicles. In addition, General Motors continues to expand its wire harness production for outside distribution. In addition to increased sales, the Company increased finished goods inventories by approximately $2 million, both to service current demand, and to support the "global" contract with the Delphi Packard Electric Division of General Motors in Europe, North Africa, and the Middle East. Although the average weekly sales rate for the 1995 fourth quarter was 6% higher than the 1994's fourth quarter rate, sales for the 13-week 1995 quarter decreased 1% from the 14-week 1994 fourth quarter, which itself increased 16% over the 1993 fourth quarter.


Operating income at $3,277,000 was up 6% from 1994 which itself was up 16% from 1993, reflects no change in gross profit, and a 2% increase in Selling and Administrative expenses (up $178,000). Gross margin decreased 1% on the higher sales volume, due primarily to significantly higher raw material costs, only a part of which have been passed through in product pricing. 1994 Operating income included these unusual charges: (1) $325,000 to increase the provision for cost related to product warranties associated with the Company's former roofing materials business, (2) a $150,000 provision as a Potential Responsible Party ("PRP") under "Superfund" legislation, and (3) $125,000 to increase reserves pertaining to the removal of certain underground tanks no longer in use. 1995 Operating income included a $165,000 gain, net of reserves, from the settlement of an insurance claim.

Selling expenses increased 12% over 1994, which increased 10% over 1993, reflecting increases in advertising, freight, salaries and fringe benefits and travel expenses of $225,000, $149,000, $132,000 and $36,000, respectively.
General and Administrative expenses, exclusive of $250,000 recovery from an insurance settlement decreased 5% from the prior year, on reduced incentive compensation and professional fees, offset in part by increases in supplies and computer equipment rentals. In addition, the prior year included charges of approximately $275,000, inclusive of legal costs, for a settlement of litigation arising from the Company's previously discontinued coated fabrics business, and included a partial recapture of a provision for doubtful accounts.

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

Net income at $3,123,000 is up $1,193,000 from the prior year, exclusive of the $1,274,000 net benefit from the cumulative effect of accounting changes from the Company's simultaneous adoption of Financial Accounting Standards #109 (FAS 109
- Accounting for Income Taxes) and #106 ( FAS 106 - Employer Accounting for Postretirement Benefits Other Than Pensions). Net income for fiscal 1995 includes a $1,431,000 recapture of the deferred tax valuation allowance, resulting in a $42,000 tax provision. The prior year's net income includes a $1,005,000 recapture of the deferred tax valuation allowance, resulting in a $105,000 tax provision.

Although the aggregate gross deferred tax asset approximates $5.3 million, a valuation allowance has been established to reflect the uncertainty of full realization of the deferred tax asset (see Note 5 of the Notes To Consolidated Financial Statements). As of December 1, 1995, the valuation allowance was reduced by $1,431,000 to $2,044,000, based on estimates of future taxable income through fiscal 2000. The valuation allowance was established in recognition of the difficulty inherent in estimating beyond a five-year horizon.

In 1995, cash from operating activities was $2,569,000 as compared to $1,200,000 and $2,239,000 for 1994 and 1993, respectively, as proceeds from net income, depreciation, and increased accounts payable exceeded the outflow used to expand inventory ($2,111,000) and to discharge pension obligations. In accord with the Company's agreement with its primary lender all cash receipts were applied against the revolving loan which was adjusted daily. The $2,569,000 generated by operating activities was used to finance the $1,489,000 net additions to plant and equipment and to pay down term debt and capital leases ($1,180,000).

As of December 1, 1995, as required by Financial Accounting Standards Board Statement #87 ("FAS"), the Company revised the discount rate assumption utilized in its annual remeasurement of its pension obligation from the prior year's rate of 8.50% to 7.25%, in recognition of the decrease in long-term interest rates during 1995. This lower rate assumption (reflects the rate of return inherent in the price at which the pension obligation could currently be settled with a third party) resulted in an increase to the pension liability of approximately $1.4 million. Consistent with the requirements of FAS #87, an after-tax charge to equity was made in the amount of approximately $324,000 (see Note 8 of the Notes To Consolidated Financial Statements).

LIQUIDITY

On December 29, 1995, the Company entered into a term loan agreement with a new lender which provided a $3.6 million term loan (see Note 3 of the Notes to Consolidated Financial Statements). The term loan is payable in monthly installments of $75,094, including interest, with the final payment due December 29, 2000. The loan is secured by certain equipment of the Company.

On June 6, 1996, the Company refinanced a significant portion of its existing debt which replaced its primary lender. The refinancing resulted in an expansion of its facility and a reduction in interest rates from prime plus 2% to prime plus 1/4% (with a LIBOR based option). The new facility provides for a secured maximum borrowing of $15 million comprised of a $3 million term loan and a revolving line of credit. The term loan calls for monthly payments of $50,000 plus interest.

On January 3, 1997, Plymouth Rubber Europa S.A., a newly-formed, wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding shares of Cintas Adhesivas Nunez S.A., located in Porrino, Spain, for approximately 366,500,000 pesetas (see Note 16 to the Notes to Consolidated Financial Statements). 309,500,000 pesetas ($2,380,000) were paid at closing, with funds borrowed under the Company's existing line of credit with its primary lender. The Company expects to enter into an additional ten year term note agreement with a Spanish bank syndicate early in the second quarter of fiscal 1997 which will provide a 250,000,000 pesetas term loan. The term loan will be payable in 40 quarterly installments of 6,250,000 pesetas, plus interest. The loan is to be secured by a first interest in real property, and an 80,000,000 peseta (approximately $575,000) guarantee by Plymouth's primary lender. The proceeds of the term loan will provide working capital and reduce Plymouth Rubber Company Inc.'s debt with its primary lender in the amount of $1,633,000.

On January 29, 1997, the Company entered into a new loan agreement with one of its equipment lenders in the amount of up to $4,550,000 to finance the purchase of a significant piece of equipment (see Note 14 to the Notes To Consolidated Financial Statements), which is expected to be delivered in the fourth quarter of 1997 and be operational in the second quarter of 1998. The Company borrowed $4,050,000 under the new agreement in January, 1997 to make a down payment on the equipment and paid down the Company's revolving line of credit with its primary lender with the balance of the funds. The Company also opened a letter of credit, which reduced its availability under the revolving line, as security for the balance of the purchase price of the equipment. The new equipment loan agreement calls for monthly payments of interest only at LIBOR plus 2.60% on the outstanding balance until acceptance of the new equipment. After the machine has been installed and accepted, the outstanding balance will be converted to a term loan with a ten year amortization. The term loan will bear interest at 2.55% over the 10 year treasury bill rate on the conversion date and calls for monthly payments of approximately $79,716 during the first sixty months and approximately $23,615 over the last sixty months, including interest, based upon a 6.57% ten year treasury rate. This estimated ten year treasury rate will float until fixed at the date of conversion.

As of January 29, 1997, because of collateral limitations and after consideration of the letter of credit related to the aforementioned equipment commitment, the Company had approximately $650,000 of unused borrowing capacity under the $15,000,000 line of credit. During the year, the Company's average amount outstanding under the revolving line of credit was $5,286,000, and its maximum amount outstanding was $7,674,000. In the opinion of management, anticipated profits, the completion of the Spanish bank syndicate loan, as well as unused capacity under existing and anticipated borrowing arrangements pertaining to Brite-Line Technologies Inc. with the Company's primary lender will provide sufficient funds to meet expected needs during 1997, including working capital expansion to support sales growth, and investment in improved technology and capital equipment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth on pages 14 to 42 herein.

ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To the extent not included in Part I hereof, the information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 29, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 29, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 29, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 29, 1996.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)1. Financial statements filed as part of this report are listed in the index appearing on page 13.

(A)2. Financial statement schedules required as part of this report are listed in the index appearing on page 13.

(A)3. Exhibits required as part of this report are listed in the index appearing on pages 43 and 44.

(B) Reports on Form 8-K. During the quarter ended November 29, 1996, the Company filed a current report on Form 8-K dated October 4, 1996, reporting that a wholly-owned subsidiary of the Company, acquired certain assets of Brite-Line Industries, Inc. out of foreclosure from Brite-Line's senior secured creditors.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PLYMOUTH RUBBER COMPANY, INC.
                                                 (Registrant)

                                           By Duane E. Wheeler

                                              Duane E. Wheeler, Vice President -
                                               Finance and Treasurer

Date:  February 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 26, 1997.


      Maurice J. Hamilburg             President and Director (Principal
---------------------------------      Executive Officer)
      Maurice J. Hamilburg


       Joseph D. Hamilburg             Director
---------------------------------
       Joseph D. Hamilburg


        Susan Y. Friedman              Director
---------------------------------
        Susan Y. Friedman


           Jane H. Guy                 Director
---------------------------------
           Jane H. Guy


         Melvin L. Keating             Director
---------------------------------
         Melvin L. Keating


           James M. Oates              Director
---------------------------------
           James M. Oates

                                       Vice President - Finance, Treasurer and
          Duane E. Wheeler             Director (Principal Financial Officer
---------------------------------      and Principal Accounting Officer)
          Duane E. Wheeler

                          PLYMOUTH RUBBER COMPANY, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE

Report of Independent Accountants ...................................     14

Consolidated Balance Sheet at November 29, 1996, and December 1, 1995    15-16

Consolidated Statement of Operations and Retained Earnings (Deficit)
  for each of the three years in the period ended November 29, 1996..    17-18

Consolidated Statement of Cash Flows for each of the three years in
  the period ended November 29, 1996 ................................    19-20

Notes to Consolidated Financial Statements...........................    21-41

Reserves (Schedule VIII).............................................      42


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

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   PLYMOUTH RUBBER COMPANY, INC.

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page 13 present fairly, in all material respects, the financial position of Plymouth Rubber Company, Inc. and its subsidiary at November 29, 1996 and December 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 of the financial statements, effective November 27, 1993, the Company changed its method of accounting for income taxes and postretirement health benefits.



PRICE WATERHOUSE LLP

Boston, Massachusetts
January 30, 1997

                          PLYMOUTH RUBBER COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    Novermber 29,   December 1,
                                                        1996            1995
                                                    -------------   ------------
Accounts receivable, less allowance for doubtful
  accounts of $195,000 and $174,000 in 1996 and
  1995, respectively ...........................     $ 7,563,000    $ 6,441,000

    Inventories:
      Raw materials.............................       3,730,000      2,474,000
      Work in process...........................       1,962,000      2,270,000
      Finished goods............................       5,633,000      5,589,000
                                                     -----------    -----------
                                                      11,325,000     10,333,000
                                                     -----------    -----------
   Deferred tax assets, net ....................       1,972,000      1,563,000
   Prepaid expenses and other current assets....         744,000      1,294,000
                                                     -----------    -----------
      Total current assets......................      21,604,000     19,631,000
                                                     -----------    -----------

PLANT ASSETS:
   Land.........................................         121,000        121,000
   Buildings....................................       5,136,000      5,346,000
   Machinery and equipment......................      21,966,000     20,755,000
   Construction in progress.....................         530,000        739,000
                                                     -----------    -----------
                                                      27,753,000     26,961,000
   Less: Accumulated depreciation...............      17,937,000     18,901,000
                                                     -----------    -----------
     Total plant assets, net....................       9,816,000      8,060,000
                                                     -----------    -----------

OTHER ASSETS:
  Deferred tax assets, net......................       2,802,000      1,702,000
  Other long-term assets........................         528,000      2,089,000
                                                     -----------    -----------
     Total other assets.........................       3,330,000      3,791,000
                                                     -----------    -----------

                                                     $34,750,000    $31,482,000
                                                     ===========    ===========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     November 29,   December 1,
                                                        1996           1995
                                                     -----------    -----------
CURRENT LIABILITIES:
   Revolving line of credit ....................     $ 5,189,000    $ 4,331,000
   Trade accounts payable ......................       5,626,000      5,497,000
   Accrued expenses ............................       3,664,000      3,976,000
   Current portion of long-term borrowings .....       1,538,000      2,392,000
   Current portion of product warranties .......         106,000        580,000
                                                     -----------    -----------
      Total current liabilities ................      16,123,000     16,776,000
                                                     -----------    -----------
LONG-TERM LIABILITIES:
   Borrowings ..................................       5,430,000      3,381,000
   Pension obligation ..........................       3,647,000      4,880,000
   Product warranties ..........................         678,000        294,000
   Other .......................................       1,684,000      1,505,000
                                                     -----------    -----------
      Total long-term liabilities ..............      11,439,000     10,060,000
                                                     -----------    -----------
COMMITMENTS AND CONTINGENICES
   (Notes 3 and 14)

STOCKHOLDERS' EQUITY:
   Preferred stock $10 par value, authorized
     500,000 shares; no shares issued and
     outstanding ...............................          --             --
   Class A voting common stock, $1 par value,
      authorized 1,500,000 shares; issued and
      outstanding 810,586 shares in 1996 and 1995        810,000        810,000
   Class B non-voting common stock $1 par value,
      authorized 3,500,000 shares; issued and
      outstanding 1,192,003 shares in 1996 and
      1,054,201 shares in 1995..................       1,192,000      1,054,000
   Paid in capital..............................       9,086,000      8,303,000
   Retained earnings (deficit)..................      (3,548,000)    (4,577,000)
   Pension liability adjustment, net of tax.....        (162,000)      (716,000)
   Deferred compensation........................        (190,000)      (228,000)
                                                     -----------    -----------
                                                       7,188,000      4,646,000
                                                     -----------    -----------
                                                     $34,750,000    $31,482,000
                                                     ===========    ===========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

      CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                                        Year Ended
                                                               -----------------------------------------------------------
                                                                November 29,          December 1,         December 2,
                                                                    1996                 1995                1994
                                                               ------------          ------------         ------------
Revenues:
   Net sales .........................................         $ 57,181,000          $ 53,293,000         $ 51,045,000
                                                               ------------          ------------         ------------
Costs and Expenses:
   Cost of products sold .............................           43,964,000            40,621,000           38,407,000
   Selling, general and administrative ...............           10,329,000             9,395,000            9,548,000
   Pension curtailment loss ..........................            1,571,000                --                   --
                                                               ------------          ------------         ------------
                                                                 55,864,000            50,016,000           47,955,000
                                                               ------------          ------------         ------------
Operating income .....................................            1,317,000             3,277,000            3,090,000
Interest expense .....................................           (1,262,000)           (1,401,000)          (1,130,000)
Other income, net ....................................               20,000             1,289,000               75,000
                                                               ------------          ------------         ------------
Income before income taxes ...........................               75,000             3,165,000            2,035,000
Benefit (provision) for taxes on income ..............            1,797,000               (42,000)            (105,000)
                                                               ------------          ------------         ------------
Income before cumulative  effect of changes in
  accounting principles ..............................            1,872,000             3,123,000            1,930,000
Cumulative effect of changes in accounting principles,
   net ...............................................                --                   --                1,274,000
                                                               ------------          ------------         ------------
Net income ...........................................            1,872,000             3,123,000            3,204,000
Retained earnings (deficit) at beginning of year .....           (4,577,000)           (6,234,000)          (9,438,000)
Less stock dividends .................................             (843,000)           (1,466,000)              --
                                                               ------------          ------------         ------------
Retained earnings (deficit) at end of year ...........         $ (3,548,000)         $ (4,577,000)        $ (6,234,000)
                                                               ============          ============         ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT) --
                                   (Continued)

                                                                                  Year Ended
                                                           -----------------------------------------------------
                                                             November 29,         December 1,        December 2,
                                                                 1996               1995                1994
                                                           --------------       --------------      ------------
PER SHARE DATA:
PRIMARY EARNINGS PER SHARE:
   Income before changes in accounting principles ....      $        0.84       $        1.41       $       0.88
   Cumulative effect of changes in accounting principles               --                  --               0.58
                                                            -------------       -------------       ------------
   Net income ........................................      $        0.84       $        1.41       $       1.46
                                                            =============       =============       ============
   Weighted average number of shares outstanding .....          2,226,008           2,219,145          2,193,184
                                                            =============       =============       ============

FULLY DILUTED EARNINGS PER SHARE:
   Income before changes in accounting principles ....      $        0.84       $        1.39      $        0.88
   Cumulative effect of changes in accounting principles               --                  --               0.58
                                                            -------------       -------------       ------------
   Net income ........................................      $        0.84       $        1.39      $        1.46
                                                            =============       =============       ============
   Weighted average number of shares outstanding  ....          2,226,008           2,244,636          2,202,466
                                                            =============       =============       ============


          The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                           PLYMOUTH RUBBER COMPANY, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  Year Ended
                                                            -----------------------------------------------------
                                                             November 29,        December 1,          December 2,
                                                                 1996              1995                 1994
                                                              -----------       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ......................................           $ 1,872,000       $ 3,123,000          $ 3,204,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization .................             1,112,000         1,051,000            1,092,000
    Cumulative effect of changes in accounting
      principles ..................................                    --                --           (1,274,000)
    Deferred income tax benefit ...................            (1,878,000)         (454,000)            (133,000)
    Curtailment loss ..............................             1,571,000                --                   --
    Provision for product warranty costs ..........                    --                --              325,000
    Provision for environmental reserves ..........               233,000           100,000              150,000
    Amortization of deferred compensation .........                38,000            38,000               38,000
  Changes in assets and liabilities:
    Accounts receivable ...........................            (1,122,000)           74,000             (422,000)
    Inventory .....................................              (591,000)       (2,111,000)          (1,527,000)
    Prepaid expenses ..............................               550,000           105,000              257,000
    Other assets ..................................              (272,000)          181,000              (71,000)
    Accounts payable ..............................              (505,000)        1,152,000             (137,000)
    Accrued expenses ..............................              (168,000)          115,000              387,000
    Product warranties ............................               (90,000)         (126,000)            (279,000)
    Other liabilities .............................              (113,000)         (113,000)            (221,000)
    Pension obligation ............................              (200,000)         (566,000)            (189,000)
                                                              -----------       -----------          -----------
Net cash provided by operating activities .........               437,000         2,569,000            1,200,000
                                                              -----------       -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ............................            (1,935,000)       (1,712,000)          (2,150,000)
  Sale/leaseback of plant assets ..................               441,000           223,000              132,000
  Acquisition of certain assets of  Brite-Line
    Industries, Inc. ..............................              (211,000)               --                   --
                                                              -----------       -----------          -----------
Net cash used in investing activities .............            (1,705,000)       (1,489,000)          (2,018,000)
                                                              -----------       -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving line of credit             858,000            69,000            2,162,000
  Proceeds from term debt .........................             6,657,000                --                   --
  Payments of term debt ...........................            (4,459,000)       (1,022,000)          (1,058,000)
  Payments of revolving line of credit classified
     as non-current ...............................            (1,717,000)               --                   --
  Payments on capital leases ......................              (160,000)         (160,000)            (273,000)
  Proceeds from insurance financing ...............               198,000           191,000              276,000
  Payments on insurance financing .................              (187,000)         (249,000)            (291,000)
  Proceeds from issuance of common stock ..........                78,000            91,000                2,000
                                                              -----------       -----------          -----------
Net cash provided by (used in) financing activities             1,268,000        (1,080,000)             818,000
                                                              -----------       -----------          -----------
Net change in cash ................................                    --                --                   --
Cash at the beginning of the period ...............                    --                --                   --
                                                              -----------       -----------          -----------
Cash at the end of the period .....................           $        --       $        --       $           --
                                                              ===========       ===========          ===========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                                                                               Year Ended
                                                            -----------------------------------------------------
                                                             November 29,       December 1,          December 2,
                                                                1996               1995                 1994
                                                            --------------    --------------       --------------

                                 Supplemental Disclosure of Cash Flow Information

Cash paid for interest..............................        $    1,249,000    $    1,410,000       $    1,190,000
                                                            ==============    ==============       ==============
Cash paid for income taxes .........................        $      422,000    $      169,000       $      269,000
                                                            ==============    ==============       ==============

                                  Supplemental Disclosure of Non-Cash Activities

Non-Cash Transactions:

Change in additional minimum pension liability
  offset by intangible asset........................        $  (2,756,000)    $      279,000       $   (2,272,000)
                                                            ==============    ==============       ==============
Change in deferred tax asset related to FAS 87
  equity charge ....................................        $    (369,000)    $      217,000       $     (739,000)
                                                            ==============    ==============       ==============
Equity adjustment related to FAS 87 minimum
  pension liability.................................        $    (554,000)    $      324,000       $   (1,271,000)
                                                            ==============    ==============       ==============
Assets acquired under capital lease obligations.....        $      874,000    $      223,000       $      132,000
                                                            ==============    ==============       ==============
Accounts payable to factor on accounts receivable
  guaranteed in connection with acquisition. .......        $      600,000    $           --       $           --
                                                            ==============    ==============       ==============
Other liabilities incurred in connection with
 acquisition........................................        $       90,000    $           --       $           --
                                                            ==============    ==============       ==============
Write off of fully depreciated and disposed of
 plant assets:
  - Gross cost......................................        $    2,076,000    $    2,274,000       $    2,211,000
                                                            ==============    ==============       ==============
  - Accumulated depreciation........................        $    2,076,000    $    2,274,000       $    2,211,000
                                                            ==============    ==============       ==============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. THE COMPANY -- Plymouth Rubber Company, Inc. manufactures and supplies rubber and vinyl products to a broad range of markets, including the electrical supply industry, electric utilities, automotive and other Original Equipment Manufacturers.

B. PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Plymouth Rubber Company and its wholly-owned subsidiary, Brite-Line Technologies, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

C. INVENTORIES -- Inventories are valued at the lower of cost, determimed principally on the first-in, first-out method, or market.

D. PLANT ASSETS -- Plant assets are stated at cost. Additions, renewals and betterments of plant assets, unless of relatively minor amounts, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight-line method based upon the estimated useful lives of 15-45 years for buildings and 3-14 years for machinery and equipment. The cost and related accumulated depreciation of fully depreciated and disposed of assets are removed from the accounts.

E. ENVIRONMENTAL MATTERS -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures which relate to an existing condition caused by past operations are expensed. Liabilities are recorded without regard to possible recoveries from third parties, including insurers, when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated (see Note 14).

F. RETIREMENT PLANS -- The Company provides certain pension and health benefits to retired employees. Pension costs are accounted for in accordance with Financial Accounting Standards Board Statement (FAS) #87 (Employers' Accounting for Pensions). Unrecognized pension gains and losses are amortized on a straight line basis over ten years (see Note 8). Effective November 27, 1993, the Company adopted FAS #106 (Employers' Accounting for Postretirement Benefits Other than Pensions), which requires the cost of postretirement health benefits to be accrued during the employees' active service period (see Note 8). In August, 1996 the Company elected to freeze its Defined Benefit Pension Plan, which resulted in the recognition of a curtailment loss in accordance with FAS#88 (Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits)(see Note 8).

G. INCOME TAXES -- The Company reports income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the Company's assets and liabilities (see Note 5).

H. EARNINGS PER SHARE -- All per share calculations are computed based on the weighted average number of common shares outstanding during the year, adjusted for the impact of the Company's stock dividends, stock option plans and outstanding stock warrants (see Note 9).

I. FOURTH QUARTER CHARGES -- During the fourth quarter of 1994, the Company recorded charges of $325,000 as a result of changes in estimates related to its product warranty reserves (see Note 14). In addition, during the fourth quarter of 1995 and 1994, the Company recorded charges of $100,000 and $150,000, respectively, for environmental liabilities arising from past operations.

J. RECLASSIFICATIONS -- Certain reclassifications of prior year balances have been made to conform to the current presentation.

                          PLYMOUTH RUBBER COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K. FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amount of the Company's long-term debt also approximates fair value based on current rates for similar debt.

L. USE OF ESTIMATES -- The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

M. STOCK-BASED EMPLOYEE COMPENSATION PLANS -- During October, 1995, the Financial Accounting Standards Board issued FAS #123, Accounting for Stock-Based Compensation. FAS #123 establishes a fair value based method of financial accounting and reporting for stock-based employee compensation plans. FAS #123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion #25, "Accounting for Stock Issued to Employees." The Company intends to continue to measure compensation cost following the principles of APB Opinion #25 and will therefore be required to present pro forma disclosures of net income and earnings per share as if the fair value based method had been applied beginning in fiscal 1997.

N. ENVIRONMENTAL REMEDIATION LIABILITIES -- During October, 1996, the American Institute of Certified Public Accountants issued Statement of Position #96-1, Environmental Remediation Liabilities (SOP #96-1). SOP #96-1 provides guidance on the timing, accrual and measurement of environmental liabilities and is required for the Company for fiscal 1997. Adoption of SOP #96-1 is not expected to materially affect the Company's environmental liabilities and related disclosures.

NOTE 2 -- ACCOUNTING CHANGES

During the first quarter of 1994, the Company changed its method of accounting for income taxes and postretirement health benefits in conjunction with the issuance of two accounting standards by the Financial Accounting Standards Board. The net effect of these changes, as of the adoption date of November 27, 1993, has been recognized as the cumulative effect of changes in accounting principles in the accompanying Statement of Operations and Retained Earnings (Deficit) for the year ended December 2, 1994 as follows:

      Accounting for income taxes                               $2,223,000
      Accounting for postretirement health benefits               (949,000)
                                                                ----------
      Net benefit                                               $1,274,000
                                                                ==========

NOTE 3 -- BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS

In December 1995, the Company refinanced a portion of its existing term debt with a new lender. The new term debt, in the principal amount of $3,657,000, is secured by certain equipment. Monthly payments are $75,094 including interest at 8.53%. The proceeds from the refinancing were used to pay down $1,717,000 and $1,940,000 of the revolving line of credit and term debt, respectively, with the Company's primary lender at the time.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 3 -- BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS (CONTINUED)

In June, 1996, the Company refinanced a significant portion of its existing debt with a new lender, which resulted in an expansion of its overall credit facility and a reduction in interest rates from prime plus 2% to prime plus 1/4% (along with a LIBOR based option for a portion of the total facility). The new facility provides for a secured maximum borrowing of $11 million (amended to $15 million on January 10, 1997), comprised of a $3 million term loan and a revolving line of credit. The term loan calls for monthly payments of $50,000 plus interest. The proceeds of the refinancing were used to pay off the existing revolving line of credit and term loan with the Company's former primary lender.

The revolving line of credit and term debt of the Company consisted of the following as of:


                                                     November 29,   December 1,
                                                        1996           1995
                                                     -----------    -----------

Short-term borrowings under a revolving line of
credit, secured by a first interest in accounts
receivable, inventory, equipment and other
personal property with interest charged at prime
plus 1/4%. At November 29, 1996, the Company had
approximately $3,000,000 in unused borrowing
availability on its revolving line of credit. The
interest rate at November 29, 1996 was 8.50% .....   $ 5,189,000    $ 4,331,000
                                                     ===========    ===========

Term debt, in the original principal amount of
$3,000,000, due June 2001, secured by a first
interest in real property. Monthly principal
payments of $50,000 plus interest at prime plus
1/4% are required. The interest rate at November
29, 1996 was 8.50% ...............................   $ 2,800,000    $        --

Term debt, in the original principal amount of
$3,657,000, due December 2000, secured by a first
interest in certain equipment. Monthly payments
of $75,094 including interest at 8.53% are required    3,150,000             --

Term debt, in the original principal amount of
$5,000,000, due October 1, 1996, secured by a
first interest in real property and a third
security interest in accounts receivable,
inventory, equipment, and other personal
property. Monthly principal payments were $60,000
plus interest at prime plus 2.0%. The interest
rate at December 1, 1995 was 10.75%...............            --      3,440,000

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 3 -- BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS (CONTINUED)

                                                     November 29,   December 1,
                                                        1996           1995
                                                     -----------    -----------
Term debt, in the original principal amount of
$1,250,000, secured by a second interest in real
property, accounts receivable, inventory,
equipment and other personal property. Monthly
principal payments were $19,381 plus interest at
the lender's base rate (subject to annual
adjustment) from December 1, 1993 through
November 1, 1996, with remaining principal
balance plus accrued interest due December 1,
1996; however, the loan was paid off in full in
November 1996. The interest rate at December 1,
1995 was 9.91%. ................................              --        213,000

Term debt, in the original principal amount of
$280,000 secured by a third interest in real
property. Monthly payments of $5,000 including
interest at 8% were due through October 1, 1997;
however, the balance was paid off in connection
with the refinancing in June 1996. ...............            --         99,000

Short-term borrowings under a revolving line of
credit which was refinanced with long term debt...            --      1,717,000

Capital lease obligations (see Note 12).........       1,018,000        304,000
                                                     -----------    -----------
                                                       6,968,000      5,773,000
Less Current Portion............................       1,538,000      2,392,000
                                                     -----------    -----------
                                                     $ 5,430,000    $ 3,381,000
                                                     ===========    ===========

The Company's revolving credit loan and long term debt agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lender and specify that the Company meet certain financial requirements, including certain net worth, fixed charge and EBITDA coverage ratios and working capital levels. As of November 29, 1996, the Company was in technical default of the fixed charges coverage ratio on the term debt secured by equipment, and has obtained a waiver of this default. In addition, for borrowings classified as short-term, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. The short-term borrowings are also payable on demand.

Maturities of long-term obligations in the next five years are: 1997 - $1,538,000; 1998 - $1,567,000; 1999 - $1,648,000; 2000 - $1,671,000; and 2001
and thereafter - $544,000.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 3 -- BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS (CONTINUED)

On January 29, 1997, the Company entered into a new loan agreement with one of its equipment lenders in the amount of up to $4,550,000 to finance the purchase of a significant piece of equipment (see note 14), which is expected to be delivered in the fourth quarter of 1997 and be operational in the second quarter of 1998. The Company borrowed $4,050,000 under the new agreement in January 1997 to make a down payment on the equipment and paid down the Company's revolving line of credit with its primary lender with the balance of the funds. The Company also opened a letter of credit, which reduced its availability under the revolving line, as security for the balance of the purchase price of the equipment. The new equipment loan agreement calls for monthly payments of interest only at LIBOR plus 2.60% on the outstanding balance until acceptance of the new equipment. After the machine has been installed and accepted, the outstanding balance will be converted to a term loan with a ten year amortization. The term loan will bear interest at 2.55% over the 10 year treasury bill rate on the conversion date and calls for monthly payments of approximately $79,716 during the first sixty months and approximately $23,615 over the last sixty months, including interest, based upon a 6.57% ten year treasury rate. This estimated ten year treasury rate will float until fixed at the date of conversion.

NOTE 4 - ACQUISITION

On October 4, 1996, through its wholly owned subsidiary, LB Acquisition Corp., the Company acquired certain assets of Brite-Line Industries, Inc. ("Brite-Line") out of foreclosure from Brite-Line's senior secured creditors for a cost of $150,000, paid with funds borrowed under the Company's existing line of credit. In connection with the acquisition, the Company guaranteed $2,100,000 of Brite-Line accounts receivable. LB Acquisition Corp., which was renamed Brite-Line Technologies, Inc., produces and markets rubber-based highway marking tapes from the Denver, Colorado facility formerly occupied by Brite-Line Industries, Inc.

Included in the purchased assets were inventories, machinery and equipment, and intangibles including patents, trademarks, trade names, and state and municipal product approvals. The transaction was accounted for as a purchase.

The aggregate purchase price of $901,000, which includes an estimated shortfall on the accounts receivable guarantee of approximately $600,000, and transaction costs as well as relocation costs and severance pay related to the acquisition, was allocated as follows:

         Inventory             $401,000
         Plant assets           500,000
                               --------
                               $901,000
                               ========

The following represents the unaudited pro forma consolidated results of operations of the Company and the acquired business as if the acquisition had occurred at the beginning of each respective period, after giving effect to certain pro forma adjustments. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of the respective dates.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 4 - ACQUISITION (CONTINUED)
                                                          Year Ended
                                                ----------------------------
                                                November 29,      December 1,
                                                    1996             1995
                                                -----------       ----------
Revenue ..............................          $58,992,000       $59,383,000
Net income ...........................          $   954,000       $ 2,972,000
Earnings per share ...................          $      0.43       $      1.34

The Company's fiscal year ended on November 29, 1996 and December 1, 1995. Brite-Line operated on a March 31 fiscal year end. The results of operations for the Company for the year ended November 29, 1996, which included two months of Brite-Line, were combined with the results of operations of Brite-Line for the nine months ending July 31, 1996 (the last month of operations of Brite-Line), to determine the pro forma results of operations for the year ended November 29, 1996. The results of operations for the Company for the year ending December 1, 1995 were combined with the results of operations of Brite-Line for the twelve months ended February 29, 1996, to determine the pro forma results of operations for the year ended December 1, 1995. The unaudited revenues and net loss of Brite-Line during the four-month over-lapping period ended February 29, 1996 were $1,254,000 and $(1,241,000), respectively.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                    Year Ended
                                 ----------------------------------------------
                                 November 29,       December 1,      December 2,
                                    1996               1995             1994
                                 -----------        ----------       ----------
Current:
   Federal.................      $    36,000        $   53,000       $   56,000
   State...................           45,000           443,000          182,000
                                 -----------        ----------       ----------
                                      81,000           496,000          238,000
                                 -----------        ----------       ----------
Deferred:
   Federal.................      $(1,483,000)       $ (362,000)      $   (4,000)
   State...................         (395,000)          (92,000)        (129,000)
                                 -----------        ----------       ----------
                                  (1,878,000)         (454,000)        (133,000)
                                 -----------        ----------       ----------
Total                            $(1,797,000)       $   42,000       $  105,000
                                 ===========        ==========       ==========

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 5 - INCOME TAXES (CONTINUED)

The significant components of the deferred income tax benefit attributable to income from continuing operations are as follows:

                                                   Year Ended
                                 -----------------------------------------------
                                 November 29,       December 1,      December 2,
                                     1996              1995             1994
                                 -----------        -----------      ----------
Deferred tax expense (benefit)
 exclusive of the valuation
 allowance component listed
 below ........................  $    (5,000)       $   977,000     $   872,000
Decrease in the valuation
 allowance ....................   (1,873,000)        (1,431,000)     (1,005,000)
                                 -----------        -----------      ----------
Total                            $(1,878,000)       $  (454,000)     $ (133,000)
                                 ===========        ===========      ==========

The components of the net deferred tax asset are as follows:

                                                   November 29,    December 1,
                                                       1996           1995
                                                    ----------    -----------
Deferred tax asset:
Pension obligations ..............................  $1,879,000    $ 1,650,000
Federal net operating loss (NOL) carryforwards ...   1,058,000      1,599,000
Federal investment tax credit (ITC) carryforwards      409,000        575,000
Postretirement benefits ..........................     422,000        410,000
Other ............................................   1,433,000      1,427,000
                                                    ----------    -----------
Total gross deferred tax assets ..................   5,201,000      5,661,000
Valuation allowance ..............................    (171,000)    (2,044,000)
                                                    ----------    -----------
                                                     5,030,000      3,617,000
Deferred tax liability:
Plant assets .....................................    (256,000)      (352,000)
                                                    ----------    -----------
      Net deferred tax asset .....................  $4,774,000    $ 3,265,000
                                                    ==========    ===========

The valuation allowance for deferred tax assets was reduced in 1996 by $1,873,000, in 1995 by $1,431,000, and in 1994, after initial adoption, by
$1,005,000. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $11 to $12 million in future years. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the net deferred tax asset will be realized. The remaining valuation allowance is maintained against federal investment tax credits which will expire in 1997 and 1998 and are not expected to be utilized.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 5 - INCOME TAXES (CONTINUED)

The Company has NOL carryfowards of approximately $3,113,000 at November 29, 1996. These carryforwards, along with their expiration dates, are as follows:
                         Year of
                        Expiration            Amount
                        ----------            ------
                           2003              2,217,000
                           2004                 77,000
                           2005                502,000
                           2006                317,000
                                            ----------
                                            $3,113,000
                                            ==========

In addition, the Company has ITC carryforwards of $409,000, which expire during the period 1997 through 2001. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of NOL carryforwards which could be utilized, and restrictions on the utilization of ITC carryforwards.

A reconciliation of the statutory federal income tax rate and the effective income tax rate for the years ended November 29, 1996, December 1, 1995, and December 2, 1994, is as follows:

                                                     Year Ended
                                     ------------------------------------------
                                      November 29,    December 1,   December 2,
                                         1996            1995          1994
                                      ------------    -----------   -----------
Tax computed at statutory rate ....   $     25,000    $ 1,076,000   $   692,000
State income taxes, net
 of U.S. income tax benefit .......        (99,000)       299,000        90,000
Valuation allowance reduction, net      (1,707,000)    (1,431,000)   (1,005,000)
Return to provision adjustments
 impacting deferred tax asset .....             --             --       276,000
Other .............................        (16,000)        98,000        52,000
                                      ------------    -----------   -----------
                                      $ (1,797,000)   $    42,000   $   105,000
                                      ============    ===========   ===========
Effective income tax rate..........      (2,396.0)%          1.3%          5.2%
                                      ============    ===========   ===========

Approximately $166,000 of federal ITC carryforwards expired and the associated deferred tax assets were written off in the current year against the valuation allowance.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company's prepaid expenses and other current assets consist of the following:

                                                   November 29,      December 1,
                                                      1996               1995
                                                   -----------      -----------
Certificate of deposit .......................     $        --      $   600,000
Other prepaid expenses and current assets ....         744,000          694,000
                                                   -----------       ----------
                                                   $   744,000       $1,294,000
                                                   ===========       ==========

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 7 - ACCRUED EXPENSES

The Company's accrued expenses consist of the following:

                                                November 29,       December 1,
                                                   1996               1995
                                                -----------        -----------
Accrued payroll and related benefits .......    $ 1,464,000        $ 1,250,000
Accrued pension contributions ..............      1,077,000          1,228,000
Other ......................................      1,123,000          1,498,000
                                                -----------        -----------
                                                $ 3,664,000        $ 3,976,000
                                                ===========        ===========

NOTE 8 - RETIREMENT AND OTHER BENEFIT PLANS

The Company has a non-contributory, defined benefit pension plan and a contributory, defined contribution profit sharing trust, covering substantially all employees. The Company's defined benefit pension plan provides benefits for stated amounts for each year of service through 1996 (benefits have been curtailed after 1996). The Company's funding policy for the pension plan is to make contributions at least equal to the minimum required by the applicable regulations. The Company's defined contribution profit sharing trust allocates Company contributions based upon a combination of annual pay and employee elective deferral of pay. The Company may make a discretionary contribution to the profit sharing trust. During 1996, 1995 and 1994, the Company accrued $200,000, $250,000, and $240,000 of profit sharing expense, respectively.

Net periodic pension costs for the pension plan for the years ended November 29, 1996, December 1, 1995, and December 2, 1994 are as follows:


                                                   Year Ended
                                  ---------------------------------------------
                                  November 29,     December 1,      December 2,
                                      1996             1995            1994
                                  -----------      -----------      ----------
Service cost-benefits earned
 during the period............    $   138,000      $   109,000      $  144,000
Interest on projected benefit
  obligation..................        960,000        1,019,000         956,000
Actual return on assets.......     (1,521,000)      (1,494,000)       (143,000)
Net amortization and deferral.      1,204,000        1,273,000         128,000
                                  -----------      ----------       ----------
    Net periodic pension costs    $   781,000      $  907,000       $1,085,000
                                  ===========      ==========       ==========

   Assumptions used in determining net periodic cost:

 Discount rate ...............          7.25%           8.50%            6.75%
 Long term rate of return on
  assets  ....................          9.00%           9.00%            9.00%

In August, 1996, the Company decided to curtail the non-contributory defined benefit pension plan with respect to the funding of future benefits, effective November 30, 1996. This curtailment resulted in the immediate recognition in the third quarter of fiscal 1996 of the remaining unrecognized net obligation at transition of $1,571,000.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 8 - RETIREMENT AND OTHER BENEFIT PLANS (CONTINUED)

The following table details the plan's funding status and the amounts recognized in the accompanying financial statements, utilizing a discount rate of 7.25% at November 29, 1996 and December 1, 1995.

                                               November 29,       December 1,
                                                   1996              1995
                                               -------------      ------------
Vested benefits.........................       $  13,464,000      $ 13,601,000
Nonvested benefits......................             309,000           242,000
                                               -------------      ------------
Projected benefit obligation............
                                                  13,773,000        13,843,000
Plan assets at fair value...............           9,049,000         7,735,000
                                               -------------      ------------
Projected benefit obligation in
  excess  of plan assets................           4,724,000         6,108,000
Unrecognized net actuarial losses.......            (271,000)       (1,194,000)
Unrecognized net obligation at
   transition...........................                  --        (1,833,000)
Adjustment required to recognize

   minimum liability ...................             271,000         3,027,000
                                               -------------      ------------
Accrued pension costs (a)...............       $   4,724,000      $  6,108,000
                                               =============      ============

(a) Includes $1,077,000 and $1,228,000 included in accrued expenses as of November 29, 1996 and December 1, 1995, respectively.

The following table details the plan assets held at fair market value as of November 29, 1996 and December 1, 1995:

                                           November 29,       December 1,
Assets                                         1996              1995
------                                     ------------       -----------
Common Stock .......................       $  6,150,000       $ 5,890,000
Bonds ..............................          2,702,000         1,619,000
Cash ...............................            197,000           226,000
                                           ------------       -----------
                                           $  9,049,000       $ 7,735,000
                                           ============       ===========

The Company, in accordance with FAS #87, had an adjusted minimum pension liability of $3,027,000 at December 1, 1995, which represented the excess of minimum accumulated net benefit obligation over previously recorded pension liabilities. This amount has been adjusted to $271,000 as of November 29, 1996, to reflect current valuations utilizing a discount rate of 7.25%. Also, as provided for in FAS #87, a charge to stockholders' equity of $162,000, net of $109,000 of deferred taxes, is recorded in Stockholders' Equity and Deferred Taxes-noncurrent, respectively, in the accompanying Consolidated Balance Sheet.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 8 - RETIREMENT AND OTHER BENEFIT PLANS (CONTINUED)

In addition to pension benefits, the Company provides health insurance benefits to disability retirees and employees who elect early retirement after age 62, on a shared-cost basis. This coverage ceases when the employee reaches age 65 and becomes eligible for Medicare. In addition, the Company provides certain limited life insurance for retired employees. In accordance with FAS #106, "Employers' Accounting for Postretirement Benefits Other than Pensions," the cost of these benefits is accrued during the employees' active service period.

The components of net postretirement expense are as follows:

                                                     Year Ended
                                  ---------------------------------------------
                                  November 29,        December 1,    December 2,
                                      1996              1995            1994
                                   ----------         ----------      ---------
Service cost .................     $   27,000         $   21,000      $  30,000
Interest cost ................         57,000             60,000         61,000
Amortization of gain or loss .         (4,000)           (10,000)            --
                                   ----------         ----------      ---------
                                   $   80,000         $   71,000      $  91,000
                                   ==========         ==========      =========

The status of the Company's unfunded postretirement benefit obligation, which is included in Other Liabilities in the accompanying Consolidated Balance Sheet, is as follows:

                                               November 29,       December 1,
                                                   1996              1995
                                               ----------        ----------
Retirees ................................      $  356,000        $  353,000
Fully eligible active plan participants .          47,000            20,000
Other active plan participants ..........         437,000           457,000
                                               ----------        ----------
Accumulated postretirement benefit
 obligation .............................         840,000           830,000
Unrecognized gain .......................         148,000           148,000
                                               ----------        ----------
Accrued postretirement benefit costs ....      $  988,000        $  978,000
                                               ==========        ==========

In determining the APBO, the weighed average discount rate was assumed to be 7.25%. The assumed health care cost trend was 8.6% in 1996, declining gradually to 8.0% in 1997 and to 6.0% in 2005. A one percent increase in the assumed health care cost trend rate would increase the service and interest cost components of net postretirement benefit expense for 1996 by approximately $7,000, as well as increase the APBO at November 29, 1996 by approximately $42,000.

NOTE 9 - COMMON STOCK AND EARNINGS PER SHARE

On June 11, 1996, the Company declared a 5% stock dividend on both Class A (voting) and Class B (non-voting) common stock. The dividend was paid in Class B shares on August 19, 1996 to shareholders of record as of June 24, 1996. Retained earnings has been charged for $843,000 based on a dividend value of $8.875 per share. Cash was paid in lieu of fractional shares using the closing price of Class B common stock on June 10, 1996, and was less than $2,000.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 9 - COMMON STOCK AND EARNINGS PER SHARE (CONTINUED)

Stock option and earnings per share information have been adjusted to reflect the stock dividend paid.

On March 7, 1995, the Company declared a 10% stock dividend on both Class A (voting) and Class B (non-voting) common stock. The dividend was paid in Class B shares on May 23, 1995 to shareholders of record as of March 24, 1995. Retained earnings has been charged for $1,466,000 based on a dividend value of $8.875 per share. Cash was paid in lieu of fractional shares using the closing price of Class B common stock on March 6, 1995, and was less than $1,000. Stock option and earnings per share information have been adjusted to reflect the stock dividend paid.

On April 21,1994, the Company increased the authorized number of shares of Class B non-voting common stock from 1,500,000 to 3,500,000 shares.

The Company has authorized a class of preferred stock. To date no shares have been issued.

In 1988, the Company granted a lender warrants to purchase 45,632 shares of its Class B non-voting common stock at an exercise price of $.91 per share. During 1995, these warrants were exercised.

Common stock activity was as follows:

                                                      Shares                   Common Stock
                                                  -------------------    ------------------------     Paid in
                                                  Class A    Class B      Class A       Class B       Capital
                                                  -------   ---------    ----------   -----------   -----------
Balance at December 2, 1994 .............         810,586     814,267    $  810,000   $   814,000   $ 6,987,000
Issuance of Class B common stock under
  stock option plans ....................                      29,250                      29,000        20,000
Issuance of Class B common stock under
  exercise of warrants granted to a lender                     45,632                      46,000        (4,000)
10% stock dividend ......................                     165,052                     165,000     1,300,000
                                                  -------   ---------    ----------   -----------   -----------

Balance at December 1, 1995..............         810,586   1,054,201       810,000     1,054,000     8,303,000

Issuance of Class B common stock under
  stock option plans.....................                      44,484                      44,500        49,500
Shares exchanged in connection with
   exercise under  stock option plans....                      (1,558)                     (1,500)      (14,500)
5% stock dividend........................                      94,876                      95,000       748,000
                                                  -------   ---------    ----------   -----------   -----------

Balance at November 29, 1996.............         810,586   1,192,003    $  810,000   $ 1,192,000   $ 9,086,000
                                                  =======   =========    ==========   ===========   ===========

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 9 - COMMON STOCK AND EARNINGS PER SHARE (CONTINUED)

The per share data on the Statement of Operations and Retained Earnings (Deficit) were determined as follows:

Common and Common Equivalent Shares (Primary Basis):

                                     November 29,    December 1,     December 2,
                                        1996            1995            1994
                                      ---------       ---------       ---------
Average shares outstanding .........  1,994,835       1,935,654       1,875,897
Adjustment thereto (1) .............    231,173         283,491         317,287
                                      ---------       ---------       ---------
Weighted average shares outstanding   2,226,008       2,219,145       2,193,184
                                      =========       =========       =========

Common and Common Equivalent Shares (Fully Diluted Basis):

                                      November 29,    December 1,    December 2,
                                         1996            1995            1994
                                      ---------       ---------       ---------
Average shares outstanding .........  1,994,835       1,935,654       1,875,897
Adjustment thereto (2) .............    231,173         308,982         326,569
                                      ---------       ---------       ---------
Weighted average shares outstanding   2,226,008       2,244,636       2,202,466
                                      =========       =========       =========

(1) Adjustment for options and warrants under the treasury stock method using the average market value during the period.

(2) Same as (1) except using the market value at the end of the period, if greater than the average market value during the period.

NOTE 10 - STOCK OPTION AND STOCK PURCHASE PLANS

On January 28, 1982, the Company established an incentive stock option plan entitled "1982 Employee Incentive Stock Option Plan" (the "1982 Plan"). The 1982 Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 200,000 shares of the Company's Class B Common Stock. The exercise price of options granted under the 1982 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1982 Plan may authorize variations, options under the 1982 Plan will generally be exercisable in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for five years from the date becoming exercisable. In 1996, 37,554 shares were exercised at $1.59 per share, prior to the issuance of the 5% stock dividend. In 1995 and 1994, 29,250 and 1,200 shares were exercised at $1.75 per share, respectively. At November 29, 1996 and December 1, 1995, 66,945 and 106,376 options, respectively, exercisable at $1.51, were outstanding. The period for granting options under this plan has expired.

The Company established on June 29, 1992, an incentive stock option plan entitled the "1992 Employee Stock Option Plan" (the "1992 Plan"). The 1992 Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 225,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1992 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 10 - STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

Board of Directors or Committee administering the 1992 Plan may authorize variations, options under the 1992 Plan will generally be exercisable in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. In 1994, options for 40,000 shares were granted. In 1996, 3,465 shares were exercised at $3.79 per share and 3,465 shares were exercised at $5.95 per share. At November 29, 1996 and December 1, 1995, 248,904 and 255,834 options, respectively, were outstanding with exercise prices ranging from $2.17 to $5.95. In addition, 134,570 and 95,148 options were exercisable at November 29, 1996 and December 1, 1995, respectively.

Of the total options issued and outstanding under the 1992 Plan, 93,500 were issued with variations from the standard form. These options were originally only exercisable for five years from the date of grant and could not be exercised unless the closing price of the Company's Class B common stock on the American Stock Exchange had been no less than $10.39 on each of at least twenty days in any consecutive sixty day period during the twelve months immediately preceding the date of the exercise and unless the average daily closing price of the Common Stock during the sixty day period immediately prior to the date of exercise was not less than $10.39 (the "price hurdle").

During August 1993, modifications to certain terms were made to alter the exercise provisions and the period of exercisability. The revised terms provide for exercisability, in any event, after the tenth anniversary of grant. In addition, the new terms provide for accelerated exercisability should the "price hurdle" be attained. In conjunction with the above modifications, the Company recorded deferred compensation of $317,000, with an offsetting increase to Paid-in Capital, representing the difference between the fair market value at the date of modification over the original option's exercise price. The deferred compensation is being amortized against operations over the remaining time period covering exercisability of the options.

On February 1, 1995, the Company established an incentive stock option plan entitled the "1995 Employee Incentive Stock Option Plan" (the "1995 Employee Plan") and a non-incentive stock option plan entitled the "1995 Non-employee Directors Stock Option Plan" (the "1995 Director Plan").

The 1995 Employee Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 150,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Employee Plan may be no less than fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1995 Employee Plan may authorize variations, options under the 1995 Employee Plan will generally be exercised in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. In 1996, no options were granted.

The 1995 Director Plan authorizes the granting of options only to non-employee directors to purchase an aggregate of 120,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Director Plan may be no less than fair market value of the shares subject thereto on the date of grant. The 1995 Director Plan provided for automatic grant to each current non-employee director of options to purchase 15,000 shares upon approval by the stockholders and to any new non-employee director upon their appointment or election. Although the Board of Directors or Committee administering the 1995 Director Plan may authorize variations, options under the 1995 Director Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. In 1996, 17,325 options were granted at an exercise price of $8.69 per share. In 1995, 60,500 options were granted at an exercise price of $8.07 per share. At November 29, 1996 and December 1, 1995, 69,300 options were exercisable.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 10 - STOCK OPTION AND STOCK PURCHASE PLANS (CONTINUED)

At December 1, 1995 and December 2, 1994, 15,828 shares of the Company's Class B non-voting common stock were reserved for issuance to employees at a purchase price of not less than $1.00 per share under the Company's Executive Incentive Stock Purchase Plan. Shares issued under the plan are restricted as to disposition by the employees, with such restrictions lapsing over periods ranging from five to nine years from date of issuance. If the participant's employment is terminated during the restricted period, his shares are required to be offered to the Company for repurchase at the original purchase price. Repurchased shares totaled 3,720 at November 29, 1996 and December 1, 1995. During 1996 and 1995 no shares were repurchased or issued. At November 29, 1996 and December 1, 1995, 30,452 shares were outstanding.

NOTE 11 - SIGNIFICANT CUSTOMER AND EXPORT SALES

The Company has one customer, whose operations are primarily in the automotive industry, which accounted for 36%, 36% and 34% of net sales in 1996, 1995, and 1994, respectively. At November 29, 1996, accounts receivable included approximately $1,810,000 due from this customer.

No operations are conducted in foreign countries (see Note 16 for prospective foreign operations); however, products are exported to foreign customers, primarily in Europe, from the United States. Export sales were approximately 14%, 12%, and 9% in 1996, 1995, and 1994, respectively.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 12 - LEASES

Included with Plant Assets in the accompanying Balance Sheet is leased property under capital leases as follows:

                                           November 29,          December 1,
                                               1996                 1995
                                           ------------          -----------
Machinery & Equipment                      $  2,213,000          $ 1,339,000
Less Accumulated Amortization                 1,123,000              938,000
                                           ------------          -----------
                                           $  1,090,000          $   401,000
                                           ============          ===========

Amortization of the property under capital leases is included in depreciation expense.

The following is a schedule by year of future minimum lease payments under capital leases at November 29, 1996:

         1997 ..........................................  $   312,000
         1998 ..........................................      312,000
         1999 ..........................................      304,000
         2000 ..........................................      234,000
         2001 ..........................................       71,000
                                                          -----------
         Total Minimum Lease Payments ..................    1,233,000
         Less: Amount representing interest ............      215,000
                                                          -----------
                                                          $ 1,018,000
                                                          ===========

Minimum annual rentals under noncancelable operating leases (which are principally for equipment) are as follows:

         1997...........................................    $ 238,000
         1998...........................................      238,000
         1998...........................................      238,000
         2000...........................................           --
         2001 ..........................................           --

Total rental expense for 1996, 1995 and 1994 was $670,100, $611,000, and
$430,000, respectively.

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

The Company has a consulting agreement with a Director of the Company, under which he provides the Company with various consulting services. During 1996, 1995 and 1994, consulting fees of $115,500, $111,000, and $106,000, respectively, were paid pursuant to this agreement.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LITIGATION

In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 99% of these warranties had expired prior to the end of 1995, and the last of the ten year warranties expired in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter.) The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience, which resulted in additional charges to operations during 1994 of $325,000. Some warranty holders have filed claims or brought suits currently aggregating approximately $721,000 against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are significantly in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $784,000 reserve recorded at November 29, 1996 is adequate provision for the Company's remaining warranty obligations.

The Company is a defendant in several other lawsuits arising in the normal course of business. Based upon advice of counsel, management believes that these lawsuits will not have a material adverse effect on the Company's results of operations or its financial position.

PURCHASE COMMITMENT

In December 1996, the Company entered into a purchase commitment for a significant piece of equipment to be financed with a new term loan (see Note 3).

FACTOR GUARANTEE

In October 1996, LB Acquisition, Inc., which was renamed Brite-Line Technologies, Inc., a new, wholly-owned subsidiary of the Company, acquired certain assets of Brite-Line Industries, Inc. from senior secured creditors (see
Note 4). In connection with this transaction, the Company guaranteed the collection of accounts receivable in the amount of $2,100,000. As of November 29, 1996, the Company estimated that it would be required to pay $600,000 under this guarantee, and has accrued this amount in Accounts Payable in the accompanying Consolidated Balance Sheet.

ENVIRONMENTAL

The United States Environmental Protection Agency (EPA) has asserted three (3) outstanding claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in respect to the Superfund site known as ReSolve, Inc., of Dartmouth, Massachusetts, the Company entered into a Consent Decree, which required payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $84,000 and owes one payment of $16,000 in 1997.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL (CONTINUED)

With respect to the second assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. The first phase of a remediation program is estimated to cost $3.6 million. Phase II of the clean-up and the Remedial Investigation/Feasibility Study ("RI/FS"), is projected to cost $2.1 million. The most currently available estimate is that the aggregate cost of the clean up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $498,000, which is net of a $127,000 payment made by the Company, in the accompanying consolidated financial statements as of November 29, 1996 is reasonable in relation to its attributable share of estimated costs. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been filed by the EPA against the Company. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

On January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million dollars. A PRP Group was formed and the Company became a participant in the Joint Defense Group of OSL/SRS "transshipper" PRP's and in the Alternative Dispute Resolution process. This process resulted in a mediated settlement for the first phase of the clean up, as well as settlement of past costs and orphan shares. The Company will pay $165,000 to $190,000 in settlement of the first phase. The settlement of the second phase is currently being mediated; total costs are estimated at up to $15 million. The Company has been notified that 21 parties of which the Company is one will likely be precluded from participating in a mediated settlement on a "de minimis" basis. Therefore, should the Company choose to continue to participate in the PRP Group for the second phase, it is probable its payment to obtain a complete release will be greater than the de minimis parties' settlement. Based on all available information as well as its prior experience, management believes a reasonable estimate of its ultimate liability for both phases is $365,000 and has accrued this amount in the accompanying consolidated financial statements as of November 29, 1996. This amount is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total liability and/or responsibility at this time.

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL  (CONTINUED)

In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. According to the preliminary information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. In accord with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing on or about August 24, 1994. Plymouth has employed a licensed site professional as required by statute to investigate the site. Remediation action is in process. It is expected that such assessment and remediation will take up to two years to complete and that the remaining costs for same will not exceed the additional sum of $210,000, which has been provided for in the accompanying financial statements.

On or about January 21, 1997, the Company received a Notice of Responsibility from the Massachusetts Department of Environmental Protection, ("DEP") pursuant to M.G.L. ch. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April 1979, and that response actions were undertaken at both sites conducted between 1979 and 1981 by DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company shipped wastes between 1977 to 1979. While it is probable that other customers of H&M Drum also shipped waste to them, it is management's understanding that the DEP has not yet undertaken to notify other Potentially Responsible Parties, with the exception of the owners of the sites. The Company believes it is likely that other PRP's exist. The DEP notice asks that the Company undertake certain investigatory actions. The Company has little information regarding these sites and its potential involvement, including the identification of other PRP's and the scope of the clean-up necessary, and therefore has not recorded any liability as of November 29, 1996. A response to the Notice of Responsibility has been made and cooperative efforts, including an investigation of additional PRP's and the status of the site, will be made.

NOTE 15 - UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents the quarterly information for fiscal 1996 and 1995.

                                             Quarter   Ended
                        -------------------------------------------------------
                          March 1       May 31        August 30     November 29
                        -----------   -----------    -----------    -----------
1996
Net sales               $13,312,000   $14,566,000    $14,003,000    $15,300,000
Gross profit              2,961,000     3,679,000      3,599,000      2,978,000
Net income                  305,000       619,000        904,000         44,000
Earnings per share
  Primary               $      0.14   $      0.28    $      0.41    $      0.02

                                             Quarter   Ended
                        -------------------------------------------------------
                          March 3       June 2       September 1     December 1
                        -----------   -----------    -----------    -----------
Net sales               $12,580,000   $13,948,000    $12,730,000    $14,035,000
Gross profit              3,009,000     3,329,000      3,061,000      3,273,000
Net income                  748,000       724,000        380,000      1,271,000
Earnings per share
  Primary               $      0.36   $      0.33    $      0.17    $      0.56

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 16 - SUBSEQUENT EVENT

On January 3, 1997, Plymouth Rubber Europa S.A., a newly-formed, wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding shares of Cintas Adhesivas Nunez S.A. (a privately owned company), located in Porrino, Spain, for approximately 366,500,000 pesetas. 309,500,000 pesetas were paid at closing, with funds borrowed under the Company's existing line of credit. An additional 37,500,000 pesetas will be payable in three annual installments, plus interest, beginning December 31, 2000. An additional payment, currently estimated at 19,500,000 pesetas and reflecting the change in the acquired company's equity from February 29, 1996 through December 31, 1996, will be paid on or before April 3, 1997. It is expected that approximately 250,000,000 pesetas will be refinanced through a Spanish bank within 120 days of the closing and 219,500,000 pesetas be used to repay a portion of the borrowings made under the Company's existing line of credit.

Cintas Adhesivas Nunez S.A. produces vinyl and cloth-based insulating tapes. The Company intends to produce and market vinyl and cloth-based insulating tapes from the facility in Porrino, Spain.

The acquisition will be accounted for as a purchase recorded on the acquiring company's balance sheet as an investment valued at an estimated 366,500,000 pesetas (approximately $2,900,000) plus acquisition costs currently estimated at $200,000. Cintas Adhesivas Nunez S.A. will operate as a wholly-owned subsidiary of Plymouth Rubber Europa S.A. The purchase price will be allocated to assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. It is estimated that there will be an excess of purchase price over assets acquired and liabilities assumed of approximately $1,000,000, which will be amortized on a straight line basis over ten years.

The unaudited pro forma combined condensed balance sheet of the Company and Cintas Adhesivas Nunez S.A. as of November 29, 1996 after giving effect to certain pro forma adjustments is as follows:

                                                       November 29,
                                                           1996
                                                       -----------
      ASSETS
      Current assets .........................         $23,101,000
      Plant assets, net ......................          11,477,000
      Other asserts ..........................           3,397,000
      Goodwill ...............................           1,036,000
                                                       -----------
                                                       $39,011,000
                                                       ===========

      LIABILITIES AND STOCKHOLDER EQUITY
      Current liabilities....................          $19,916,000
      Long-term liabilities..................           11,907,000
      Stockholders' equity...................            7,188,000
                                                       -----------
                                                       $39,011,000
                                                       ===========

                          PLYMOUTH RUBBER COMPANY, INC.

NOTE 16 - SUBSEQUENT EVENT (CONTINUED)

The unaudited pro forma combined results presented below are a summary of consolidated results of operations of the Company and the acquired business as if the acquisition had occurred on December 2, 1995, after giving effect to certain pro forma adjustments, which primarily pertain to interest expense and goodwill amortization.

                                                      November 29,
                                                          1996
                                                    ---------------
      Revenue..............................           $62,133,000
      Net income...........................           $ 1,751,000
      Earnings per share...................           $      0.79

                          PLYMOUTH RUBBER COMPANY, INC.

                               ACCOUNTS RECEIVABLE

                                    RESERVES

                                                                  SCHEDULE VIII

                                                                             Uncollectible
                                   Balance at           Provision           accounts charged            Balance
                                   Beginning       Charged (Credited)        to reserve, net             at End
                                   of Period            to Income             of recoveries             of Period
                                   ---------       ------------------       ----------------            ---------
Deducted from assets:
Allowance for doubtful accounts
Year ended November 29, 1996       $ 174,000            $  90,000               $ (69,000)              $ 195,000
Year ended December 1, 1995          540,000                4,000                (370,000)                174,000
Year ended December 2, 1994          621,000              (35,000)                (46,000)                540,000

                          PLYMOUTH RUBBER COMPANY, INC.

                                INDEX TO EXHIBITS

Exhibit
  No.     Description
-------   -----------

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

(4)(ii) Loan and Security between Plymouth Rubber Company, Inc. and Thrift Institution Fund for Economic Development dated June 14, 1989 -- incorporated by reference to Exhibit (4)(iv) to Report on Form 10-Q for the Quarter Ended May 27, 1994.

(4)(iii) Mortgage Note between Plymouth Rubber Company, Inc. and the Board of Education of Charles County, Maryland, dated November 1, 1991 -- incorporated by reference to Exhibit (2) (xiii) to Report on Form 10-Q for the Quarter Ended May 30, 1992.

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

(11)      Not applicable.

(12)      Not applicable.

(13)      Not applicable.

(16)      Not applicable.

(18)      Not applicable.

(21)      Brite-Line Technologies, Inc. ( incorporated in Massachusetts).

(22)      Not applicable.

(23)      Consent of Independent Accountants.

(24)      Not applicable.

(27)      Financial data schedule for the year ended November 29, 1996.

(28)      Not applicable.

(29)      Not applicable.