Form 10-Q
period 1997-02-28
PLYMOUTH RUBBER CO INC
filed 1997-04-22
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549


                      FORM    10-Q


     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended   February 28, 1997  Commission File Number 1-5197


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

             PLYMOUTH RUBBER COMPANY, INC.




     PART I.  FINANCIAL INFORMATION


              Item 1.    Financial Statements:

                         Consolidated Statement of Operations and
                         Retained Earnings (Deficit)

                         Consolidated Balance Sheet

                         Consolidated Statement of Cash Flows

                         Notes To Consolidated Financial Statements

              Item 2.    Management's   Discussion   and  Analysis  of
                         Financial Condition and Results of Operations


     PART II. OTHER INFORMATION

     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements


[CAPTION]
                  PLYMOUTH RUBBER COMPANY, INC.
             CONSOLIDATED STATEMENT OF OPERATIONS AND
                   RETAINED EARNINGS (DEFICIT)

        (In Thousands Except Share and Per Share Amounts)
                           (Unaudited)


                                                     First  Quarter  Ended
                                                      Feb. 28,       March 1,
                                                       1997            1996
     Net Sales                                       $ 15,284      $  13,312

     Cost and Expenses:
       Cost of products sold                           11,488         10,351
       Selling, general and administrative              3,139          2,226

                                                       14,627         12,577
     Operating income                                     657            735
     Interest expense                                    (336)          (302)
     Other income (expense), net                          (76)           (21)

     Income before taxes                                  245            412
     Provision for income taxes                          (104)          (107)

     Net income                                           141            305
     Retained earnings (deficit) at
      beginning of period                              (3,548)        (4,577)

     Retained earnings (deficit) at
      end of period                                  $ (3,407)     $  (4,272)


     Per Share Data:

     Primary Earnings Per Share:

     Net Income                                      $    .06      $     .14

     Weighted average number of shares
     outstanding                                       2,197,883       2,239,306

     Fully Diluted Earnings Per Share:

     Net Income                                      $    .06      $     .14

     Weighted average number of shares
     outstanding                                       2,197,883       2,239,306


     See Accompanying Notes To Consolidated Financial Statements

[CAPTION]
                   PLYMOUTH RUBBER COMPANY, INC.
                    CONSOLIDATED BALANCE SHEET
                          (In Thousands)

                                                         Feb. 28,      Nov. 29,
                                                          1997           1996
                                                      (Unaudited)
     ASSETS
     CURRENT ASSETS:
     Cash                                             $     30       $     --
     Accounts receivable                                 8,855          7,737
     Allowance for doubtful accounts                      (269)          (174)

     Inventories:
       Raw materials                                     3,956          3,730
       Work in process                                   1,707          1,962
       Finished goods                                    6,048          5,633
                                                        11,711         11,325

     Deferred tax assets, net                            1,972          1,972
     Prepaid expenses and other current assets             870            744
       Total current assets                             23,169         21,604

     PLANT ASSETS:
      Plant assets                                      31,921         27,753
      Less: Accumulated depreciation                    19,844         17,937
        Total plant assets, net                         12,077          9,816

     OTHER ASSETS:
      Deferred tax assets, net                           2,599          2,802
      Other long-term assets                             1,321            528
                                                         3,920          3,330
      Total Assets                                    $ 39,166       $ 34,750

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
      Revolving line of credit                        $  6,292       $  5,189
      Trade accounts payable                             4,912          5,626
      Accrued expenses                                   3,914          3,664
      Current portion of long-term borrowings            1,485          1,538
      Current portion of product warranties                 81            106
        Total current liabilities                       16,684         16,123

     LONG-TERM LIABILITIES:
      Borrowings                                         9,429          5,430
      Pension obligation                                 3,507          3,647
      Product warranties                                   678            678
      Other                                              1,574          1,684
       Total long-term liabilities                      15,188         11,439

     STOCKHOLDERS' EQUITY:
     Preferred stock                                        --                --
     Class A voting common stock                           810            810
     Class B non-voting common stock                     1,220          1,192
     Paid in capital                                     9,081          9,086
     Retained earnings (deficit)                        (3,407)        (3,548)
     Cumulative translation adjustment                     (67)            --
     Pension liability adjustment, net of tax             (162)          (162)
     Deferred compensation                                (181)          (190)
    Total stockholders' equity                           7,294          7,188
    TOTAL LIABILTIES & STOCKHOLDERS EQUITY            $ 39,166       $ 34,750


     See Accompanying Notes To Consolidated Financial Statements

[CAPTION]
                  PLYMOUTH RUBBER COMPANY, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                  (In Thousands)     (Unaudited)

                                                     First  Quarter  Ended
                                                    Feb. 28,          March 1,
                                                      1997              1996
 Cash flows from operating activities:
       Net Income                                   $    141       $    305
        Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
           Depreciation and amortization                 339            270
           Amortization of deferred compensation           9             10
          Accrued foreign currency exchange loss          55             --
           Change in valuation allowance                  --            (58)
        Changes in assets and liabilities:
           Accounts receivable                            12           (298)
           Inventory                                    (129)           663
           Prepaid expenses                              (25)           (15)
           Other assets                                  (20)             1
           Accounts payable                             (477)          (498)
           Accrued expenses                              (52)          (181)
           Pension obligation                           (140)           (60)
           Product warranties                            (25)           (24)
           Other liabilities                            (137)           (86)
       Net cash provided by (used in)
        operating activities                            (449)            29

     Cash flows from investing activities:
       Capital expenditures                           (1,145)          (544)
       Cash paid to purchase Cintas Adhesivas
        Nunez, S.A., net of cash acquired of $90      (2,290)            --
       Purchase price adjustment - Brite-Line
        Technologies, Inc.                              (597)            --
       Net cash used ininvesting activities           (4,032)          (544)

     Cash flows from financing activities:
       Net increase (decrease) in revolving
        line of credit                                   877           (881)
       Proceeds from term loan                         4,050          3,657
       Payments of term loan                            (313)        (2,230)
       Payments on capital leases                        (53)           (20)
       Payments on insurance financing                   (66)           (56)
       Proceeds from issuance of common stock             23             45
       Net cash provided by financing activities       4,518            515

     Effect of exchange rates on cash                     (7)            --
       Net change in cash                                 30             --
     Cash at the beginning of the period                  --             --
     Cash at the end of the period                  $     30       $     --


         Supplemental Disclosure of Cash Flow Information



     Cash paid for interest                         $    343       $    242
     Cash paid for income taxes                     $      1       $     26

          See Accompanying Notes To Consolidated Financial Statements

                PLYMOUTH RUBBER COMPANY, INC.


          NOTES TO FINANCIAL STATEMENTS (Unaudited)


     (1) The Company, in its opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended November 29, 1996, December 1, 1995, and December 2, 1994, included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

     In December 1996, the Company entered into a purchase commitment for a significant piece of equipment to be financed with a new term loan.

     In October 1996, LB Acquisition, Inc., which was renamed Brite-Line Technologies, Inc., a new, wholly-owned subsidiary of the Company, acquired certain assets of Brite-Line Industries, Inc. from senior secured creditors. In connection with this transaction, the Company guaranteed the collection of accounts receivable in the amount of $2,100,000. On or about February 4, 1997, the Company paid $586,324.71 as the full and final balance due under this guarantee.

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

                PLYMOUTH RUBBER COMPANY, INC.


          NOTES TO FINANCIAL STATEMENTS (Unaudited)Continued

     June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974.

     The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. The first phase of a remediation program is estimated to cost $3.6 million. Phase II of the clean-up and the Remedial Investigation/Feasibility Study
     ("RI/FS"), is projected to cost  $2.1 million.    The most currently
     available estimate is that the cost of the clean up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $498,000, which is net of a $127,000 payment made by the Company, in the accompanying consolidated financial statements as of February 28, 1997 is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No
     actions have been filed by the EPA against the Company.   Therefore,
     while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

     On January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site.
     Since the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the Company is also a PRP of the OSL
     Site.   In addition, there were three (3) direct shippers to the
     site, the Town of Southington, General Electric, and Pratt &
     Whitney, as well as other transporters and/or  users.   Based on
     EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million. A PRP Group was formed and the Company became a participant in the Joint Defense Group of OSL/SRS "transshipper" PRP's and in the Alternative Dispute Resolution process. This process resulted in a mediated settlement for the first phase of the clean up, as well as settlement of past costs and orphan shares. The Company will pay $165,000 to $190,000 in settlement of the first phase. The settlement of the second phase is currently being mediated; total costs to the SRS "transshipper" group are not expected to exceed approximately $15 million. The Company has been notified that certain members of the "transshipper" PRP's, including the Company will likely be precluded from participating in a mediated settlement on a "de minimis" basis this time, pending a final allocation. Based on all available information as well as its prior experience management believes a reasonable estimate of its ultimate liability for both phases is $365,000 and has accrued this amount in the accompanying consolidated financial statements as of February 28, 1997. This

                PLYMOUTH RUBBER COMPANY, INC.


          NOTES TO FINANCIAL STATEMENTS (Unaudited)Continued

     amount is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total liability and/or responsibility at this time.

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

     On or about January 21, 1997, the Company received a Notice of Responsibility from the Massachusetts Department of Environmental Protection, ("DEP") pursuant to M.G.L. ch. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April 1979, and that response actions were undertaken at both sites conducted between 1979 and 1981 by DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company shipped wastes between 1977 to 1979. While it is probable that other customers of H&M Drum also shipped waste to them, it is management's understanding that the DEP has not yet undertaken to notify other Potentially Responsible Parties, with the exception of the owners of the sites. The Company has begun an investigation which reveals that it is probable that other PRP's exist. In compliance with DEP requests and statutory requirements, the Company has hired a licensed site professional to perform certain technical service at the sites. However, the Company has little information regarding these sites and its potential involvement, including the identity and contributions of other PRP's and the scope of the clean-up necessary, and therefore has not recorded any liability as of February 28, 1997. A response to the Notice of Responsibility has been made and cooperative efforts, including an investigation of additional PRP's and the status of the site, will be made.


     (3) Checks outstanding in excess of certain cash balances totaling $646,000 and $623,000 at February 28, 1997 and November 29, 1996,
     respectively, have been included in accounts payable.


     (4) On June 11, 1996, the Company declared a 5% stock dividend on both Class A (voting) and Class B (non-voting) common stock. The dividend was paid in Class B shares on August 19, 1996 to shareholders of record as of June 24, 1996. Retained earnings was charged for $843,000 based on a dividend value of $8.875 per share. Cash was paid in lieu of fractional shares using the closing price of Class B common stock on June 10, 1996, and was less than $2,000.

                PLYMOUTH RUBBER COMPANY, INC.


          NOTES TO FINANCIAL STATEMENTS (Unaudited)Continued


     Earnings per share have been adjusted to reflect the stock dividend declared. The common shares outstanding, and the common stock equivalents, are shown below.

          Common and Common Equivalent Shares (Primary Basis):

                                                         First Quarter Ended
                                                        Feb. 28,     March 1,
                                                          1997        1996

               Average shares outstanding             2,004,095    1,980,814
               Adjustments thereto (1)                  193,788      258,492

                                                      2,197,883    2,239,306

          Common and Common Equivalent Shares (Fully Diluted Basis):

               Average shares outstanding            2,004,095    1,980,814
               Adjustments thereto (2)                 193,788      258,492

                                                     2,197,883    2,239,306

          (1) Adjust for options and warrants under the treasury stock method using average market value during the period.

          (2) Same as (1) except using market value at the end of the period, if greater than the average market value during the period.

     (5) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings per Share. FAS 128, which is effective for both interim and annual periods ending after December 15, 1997, requires the disclosure of basic and diluted earnings per share as well as certain other disclosures. Basic and diluted earnings per share, as computed under the new standard, are not materially different from the Company's current presentation of primary and fully diluted earnings per share, respectely, and accordingly, pro forma disclosure is not presented herein.

     (6) On January 3, 1997, Plymouth Rubber Europa, S.A. a newly formed, wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding shares of Cintas Adhesivas Nunez, S.A ("CANSA"). The aggregate purchase price of $3,100,000, which includes transaction costs, was allocated as follows:

               Working capital          $   320,000
               Plant assets, net          1,160,000
               Goodwill                   1,020,000
               Other                        100,000
                                        $ 3,100,000

     The accompanying financial statements include the results of operations and cash flows of CANSA for the two months ended February 28, 1997. The impact of CANSA's results of operations for the one month ended December 31, 1996 and for the corresponding quarter of the fiscal year ended November 29, 1996 was not significant.


     (7)  Financial instruments with off-balance sheet risks

     During the current quarter, the Company began to selectively use foreign currency forward contracts to offset the effects of exchange rate changes on cash flow exposures denominated in foreign currencies. At February 28, 1997, these exposures primarily included a firm purchase commitment and an intercompany loan, both

                PLYMOUTH RUBBER COMPANY, INC.


          NOTES TO FINANCIAL STATEMENTS (Unaudited)Continued


     denominated in European currencies. At February 28, 1997, the Company held buy and sell foreign currency forward contracts on the two transactions, respectively, with maturities prior to November 28, 1997. The buy contract, which was denominated in Deutschmarks, is on a notional amount of $3 million at February 28, 1997. The sell contract, denominated in Spanish Pesetas, is for a notional amount of $1.6 million at February 28, 1997. The fair value of the forward exchange contracts is estimated based on quoted market prices from the bank, and at February 28, 1997, the Company would have paid approximately $135,000 to terminate the buy contract, and would have received approximately $104,000 to terminate the sell contract.

     (8)  Subsequent event

     On or about March 21, 1997, the Company signed a letter of intent for the sale of a certain parcel of undeveloped land owned by the Company and located at Revere Street, Canton, Massachusetts. The negotiated selling price is approximately $500,000, which signifi-cantly exceeds the nominal recorded value of the land and will result in a gain approximating the selling price.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Net sales at $15,284,000 were up 15% compared with the first quarter of 1996, which was up 6% from the same period in 1995. The sales increase reflects sales by the October, 1996 and January, 1997 acquisitions now operating as Brite-Line Technologies, Inc. and Plymouth Rubber Europa, S.A., respectively, and the continued growth in sales to export markets, and to wire harnessing tapes to the domestic automotive industry. Sales to the domestic automotive and export markets increased 12% and 14%, respectively, over the prior year's first quarter. Sales to the non-automotive OEM market declined by 22%, due primarily to capacity restrictions. The automotive and export increases continue to reflect trends to a more complex electrical systems and motor vehicles and towards larger vehicles, especially trucks and utility vehicles.

     Operating income at $657,000 is down 11% from the first quarter of 1996, reflecting a moderate increase from Plymouth's traditional business and Plymouth Rubber Europa, S.A. (acquired January 3, 1997), offset by an expected loss from operations of Brite-Line Technologies, Inc. (acquired October 4, 1996). Moderate losses are expected from Brite-Line operations in the first several months of 1997 because of the highly seasonal nature of the pavement marking business. The operating income reduction reflects a 28% increase in gross profit, which was more than offset by a 41% increase in selling, general, and administrative expenses. The $835,000 gross profit increase is primarily attributable to the higher sales volume, coupled with favorable manufacturing variances reflecting improved yields, improved material usage, and volume oriented cost reductions, which increased the gross margin 2.6 percentage points as compared to the prior year's first quarter.

     Selling expenses increased 29% compared to the first quarter of 1996, reflecting increases in outgoing freight, salesmen's salaries, warehousing and travel expenses. General and administrative expenses, exclusive of the $147,000 recovery from the settlement of a lawsuit in last year's first quarter, increased 17% over the corresponding period of 1996, reflecting higher accruals for incentive compensation and profit sharing.

     Income before taxes at $245,000 is down $167,000 from the first quarter of 1996, which benefited from the $147,000 lawsuit settlement. Exclusive of the $147,000 settlement in 1996, income before tax is substantially unchanged from the prior year's corresponding quarter, reflecting the 12% higher adjusted operating income, offset by a $34,000 increase in interest expense, and a $67,000 foreign currency exchange loss on foreign accounts receivable (intercompany) due to the rapid strengthening of the dollar in early 1997. The increased interest expense is the result of higher loan volume due primarily to the financing of the two acquisitions, offset in part by reduced interest rates attributable to the replacement of the Company's primary lender on June 6, 1996.

     Net income at $141,000 is down $164,000 from the first quarter of 1996, which included a $58,000 recapture of a deferred tax valuation allowance that resulted in an effective income tax rate of approximately 26% in that quarter.

     During the first quarter of 1997, the Company used proceeds from additional term debt ($4,050,000) and an $877,000 increase in its revolving line of credit with its primary lender to (1) finance a ($449,000) shortfall in cash provided by operations, (2) purchase Cintas Adhesivas Nunez, S.A. (now operating as Plymouth Rubber Europa, S.A.)($2,290,000), (3) increase its investment in Brite-Line Technologies, Inc. ($597,000), and (4) to add to capital equipment ($1,145,000). Cash provided by net income ($141,000) and depreciation ($339,000) in the first quarter shortfell the cash used to make a minor increase in inventory ($129,000), reduce accounts payable ($477,000), reduce pension ($140,000), and to reduce other current obligations.

     Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

                         (Continued)



     As of February 28, 1997, because of collateral limitations and after consideration of the letter of credit related to the purchase of a significant piece of equipment to be delivered in the fourth quarter of 1997 and to be operational in the second quarter 1998, the Company had approximately $450,000 of unused borrowing capacity under its $15 million line of credit. In the opinion of management, anticipated profits, the second quarter completion of the Spanish bank syndicate loan, as well as unused capacity under existing and anticipated borrowing arrangements pertaining to Brite-Line Technologies, Inc. with the Company's primary lender will provide sufficient funds to meet expected needs during 1997, including working capital expansion to support sales growth, and an investment in improved technology and capital equipment.

     PART II.  OTHER INFORMATION




     Item 1.        Legal Proceedings

     Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended November 29, 1996, and in Note 13 of the Notes To Financial Statements, contained in said Annual Report.

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

     The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. The first phase of a remediation program is estimated to cost $3.6 million. Phase II of the clean-up and the Remedial Investigation/Feasibility Study ("RI/FS"), is
     projected to cost  $2.1 million.    The most currently
     available estimate is that the cost of the clean up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $498,000, which is net of a $127,000 payment made by the Company, in the accompanying consolidated financial statements as of February 28, 1997 is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been filed by the EPA against the Company. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

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

                PLYMOUTH RUBBER COMPANY, INC.

     (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters
     and/or  users.    Based on EPA's asserted volume of shipments
     to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million. A PRP
     Group was formed and the Company became a participant in the Joint Defense Group of OSL/SRS "transshipper" PRP's and in the Alternative Dispute Resolution process. This process resulted in a mediated settlement for the first phase of the clean up, as well as settlement of past costs and orphan shares. The Company will pay $165,000 to $190,000 in settlement of the first phase. The settlement of the second phase is currently being mediated; total costs to the SRS "transshipper" group are not expected to exceed approximately $15 million. The Company has been notified that certain members of the "transshipper" PRP's, including the Company will likely be precluded from participating in a mediated settlement on a "de minimis" basis this time, pending a final allocation. Based on all available information as well as its prior experience management believes a reasonable estimate of its ultimate liability for both phases is $365,000 and has accrued this amount in the accompanying consolidated financial statements as of February
     28, 1997. This amount is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total liability and/or responsibility at this time.

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

     On or about January 21, 1997, the Company received a Notice of Responsibility from the Massachusetts Department of Environmental Protection, ("DEP") pursuant to M.G.L. ch.21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road,
     Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have

                PLYMOUTH RUBBER COMPANY, INC.

     contained the Company's wastes, were discovered at both sites in April 1979, and that response actions were undertaken at both sites conducted between 1979 and 1981 by DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company shipped wastes between 1977 to 1979. While it is probable that other customers of H&M Drum also shipped waste to them, it is management's understanding that the DEP has not yet undertaken to notify other Potentially Responsible Parties, with the exception of the owners of the sites. The Company has begun an investigation which reveals that it is probable that other PRP's exist. In compliance with DEP requests and statutory requirements, the Company has hired a licensed site professional to perform certain technical service at the sites. However, the Company has little information regarding these sites and its potential involvement, including the identity and contributions of other PRP's and the scope of the clean-up necessary, and therefore has not recorded any liability as of February 28, 1997. A response to the Notice of Responsibility has been made and cooperative efforts, including an investigation of additional PRP's and the status of the site, will be made.

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













                                        Plymouth Rubber Company, Inc.
                                                  (Registrant)




                                                 D. E. Wheeler
                                                 D. E. Wheeler
                                            Vice President - Finance






     Date        April 15, 1997

                          PLYMOUTH RUBBER COMPANY, INC.

                                  INDEX TO EXHIBITS



      (a)  Exhibits:

            Exhibit No.                   Description


            (2)          Not Applicable

            (3)(i)        Not Applicable

            (4)(i) Promissory Note between Plymouth Rubber Company, Ic. and Thrift Institution Fund For Economic Development dated June 14, 1989 -- incorporated by reference to Exhibit (4)(iii) to report on Form 10-Q for the quarter ended May 27, 1994.

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

            (4)(vii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995.

            (4)(viii) Master Security Agreement between Plymouth Rubber Company, Inc. And General Electric Capital Corporation dated December 29, 1995.

            (4)(ix) Demand Note between Plymouth Rubber Company, Inc. and LaSalle National Bank dated June 6, 1996 --incorporated by reference to Exhibit (2)(ii) to the report on Form 8-K with cover page dated June 6, 1996.

            (4)(x) Loan and Security Agreement between Plymouth Rubber Company, Inc. and LaSalle National Bank dated June 6, 1996 -- incorporated by reference to Exhibit (2)(ii) to the report on Form 8-K with cover page dated June 6, 1996.

            (4)(xi) Amendment to Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated February 19, 1997.

                           PLYMOUTH RUBBER COMPANY, INC.

                                  INDEX TO EXHIBITS
                                     (Continued)


      (a)  Exhibits:

            Exhibit No.                   Description


            (4)(xii) Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated January 29, 1997.

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

           (10)(vi) Sales contract entered into between the Company and Kleinewefers Kunststoffanlangen GmbH.

           (11)          Not applicable

           (15)          Not applicable

           (18)          Not applicable

           (19)          Not applicable

           (22)          Not applicable

           (23)          Not applicable

           (24)          Not applicable

           (27) Financial data schedule three months ended February 28, 1997.