Form 10-K/A
period 1996-11-29
PLYMOUTH RUBBER CO INC
filed 1997-06-10
CIK 79225

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

ITEM 6. SELECTED FINANCIAL DATA (SEE NOTES 2, 3, 4, AND 14 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

SELECTED INCOME STATEMENT DATA:


                                                                            Years Ended
                                            ------------------------------------------------------------------------------
                                                1996          1995             1994             1993             1992
                                            ----------     ----------       -----------      ----------       ------------
Net Sales                                   $57,181,000    $53,293,000      $51,045,000      $47,794,000      $ 42,577,000
Royalties                                           --             --                --           40,000           121,000
Income from continuing operations           $ 1,872,000    $ 3,123,000(a)   $ 1,930,000(b)   $ 1,585,000(c)   $  1,352,000
Per Share Data:
Income from continuing operations
  (fully diluted)                           $      0.84    $      1.39      $      0.88      $      0.74      $       0.66
Weighted average shares outstanding           2,226,008      2,244,636        2,202,466        2,149,325         2,037,603

SELECTED BALANCE SHEET DATA:

Total Assets                                $34,750,000    $31,482,000      $28,398,000      $24,245,000      $ 21,916,000
Long Term Liabilities                       $11,439,000    $10,060,000      $10,935,000      $13,716,000      $ 12,821,000

(a) 1995 Income from continuing operations includes pre-tax gains from favorable settlements of $395,000 and $825,000, related to litigation related to the Company's previously discontinued Consumers Products and roofing materials business, respectively.

(b) 1994 Income from continuing operations includes pre-tax charges of $275,000, inclusive of legal costs, and $325,000, for the settlement of litigation arising from the Company's previously discontinued coated fabrics business and to increase the provision for costs related to product warranties associated with the Company's previously discontinued
    roofing materials business, respectively.

(c) 1993 Income from continuing operations includes a pre-tax charge of $750,000 to increase the provision for costs related to product warranties associated with the Company's previously discontinued roofing materials business.


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


The Company was the plaintiff in a legal action against one supplier of materials previously used in the Company's discontinued roofing materials business. The Company claimed substantial monetary damage based on the failure of the subject materials to perform as expected. On or about September 11, 1995, the legal action was settled for a cash payment of $825,000 by the defendant, which resulted in an $825,000 gain that is reflected as other income, net within the 1995 Statement of Operations and Retained Earnings.

The Company was the plaintiff in a legal action against another party relating to the Company's previously discontinued consumer products business. The Company claimed monetary damaged based on the Defendant's unfair competition and interference with advantageous contracts resulting in lost sales and a diminution in the sale price of the business the Company may have suffered. On or about December 9, 1994, the Company reached agreement to settle its suit in the amount of $395,000 which resulted in a $395,000 gain that is reflected as other income, net within the 1995 Statement of Operations and Retained Earnings.


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

(9)(ii) Voting Trust Amendment Number 6 -- incorporated by reference to Exhibit (9)(ii) of the Company's Annual Report on Form 10-K for the year ended December 2, 1994.

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

(11)      Not applicable.

(12)      Not applicable.

(13)      Not applicable.

(16)      Not applicable.

(18)      Not applicable.

(21)      Brite-Line Technologies, Inc. (incorporated in Massachusetts).

(22)      Not applicable.

(23) Consent of Independent Accountants -- incorporated by reference to Exhibit (23) of the Company's Annual Report on Form 10-K for the year ended November 29, 1996.

(24)      Not applicable.

(27) Financial data schedule for the year ended November 29, 1996 -- incorporated by reference to Exhibit (27) of the Company's Annual Report on Form 10-K for the year ended November 29, 1996.

(28)      Not applicable.

(29)      Not applicable.