Form 10-Q
period 1997-05-30
PLYMOUTH RUBBER CO INC
filed 1997-07-18
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM  10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   May 30, 1997      Commission File Number     1-5197


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

                        Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


Class A common stock, par value $1 -  810,586
Class B common stock, par value $1 -1,219,927

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
                           (Unaudited)

                              Second Quarter Ended        Six Months Ended
                                 May 30,     May 31,      May 30,    May 31,
                                  1997        1996         1997       1996
Net sales                     $  17,706   $   14,566   $   32,990   $  27,878

Costs and expenses:
  Cost of products sold          13,802       10,887       25,290      21,238
  Selling, general and
   administrative                 3,315        2,504        6,454       4,730
                                 17,117       13,391       31,744      25,968

Operating income                    589        1,175        1,246       1,910
Interest expense                   (345)        (327)        (681)       (629)
Other income (expense), net          25          (12)         (51)        (33)

Income before taxes                 269          836          514       1,248
Provision for income taxes          (99)        (217)        (203)       (324)

Net income                          170          619          311         924
Retained earnings (deficit)
  at beginning of period         (3,407)      (4,272)      (3,548)     (4,577)

Less stock dividend                --           (843)         --         (843)

Retained earnings (deficit)
  at end of period           $   (3,237)  $   (4,496)  $   (3,237)  $  (4,496)


Per Share Data:

Net income                   $      .08   $      .28   $      .14   $      .41

Weighted average number of
  shares outstanding          2,175,475    2,230,952    2,188,390    2,233,967


   See Accompanying Notes To Consolidated Financial Statements

[CAPTION]
                  PLYMOUTH RUBBER COMPANY,  INC.
                    CONSOLIDATED BALANCE SHEET
                           (In Thousands)

                                                  May 30,           Nov. 29,
                                                   1997              1996
                                               (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                             $     93         $     --
Accounts receivable                                10,269             7,737
Allowance for doubtful accounts                      (300)             (174)

Inventories:
  Raw materials                                     4,030             3,730
  Work in process                                   1,484             1,962
 Finished goods                                     5,784             5,633
                                                   11,298            11,325

Deferred tax assets, net                            1,972             1,972
Prepaid expenses and other current assets             731               744
Total current assets                               24,063            21,604

PLANT ASSETS:
  Plant assets                                     32,715            27,753
  Less: Accumulated depreciation                   20,208            17,937
    Total plant assets, net                        12,507             9,816

OTHER ASSETS:
  Deferred tax assets, net                          2,549             2,802
  Other long-term assets                            1,307               528
                                                    3,856             3,330
  Total Assets                                   $ 40,426         $  34,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving line of credit                         $  5,855        $    5,189
Trade accounts payable                              5,344             5,626
Accrued expenses                                    3,845             3,664
Current portion of long-term obligations            1,714             1,538
Current portion of product warranties                 100               106
  Total current liabilities                        16,858            16,123

LONG-TERM LIABILITIES:
Borrowings                                         10,579             5,430
Pension obligation                                  3,349             3,647
Product warranties                                    628               678
Other                                               1,541             1,684
  Total long-term liabilities                      16,097            11,439

STOCKHOLDERS' EQUITY:
Preferred stock $10 par value, authorized
  500,000 shares; no shares issued and
  outstanding                                         --                --
Class A voting common stock                           810               810
Class B non-voting common stock                     1,220             1,192
Paid in capital                                     9,081             9,086
Retained earnings (deficit)                        (3,237)           (3,548)
Cumulative translation adjustment                     (70)              --
Pension liability adjustment, net of tax             (162)             (162)
Deferred compensation                                (171)             (190)
  Total stockholders' equity                        7,471             7,188

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $ 40,426         $  34,750


   See Accompanying Notes To Consolidated Financial Statements

[CAPTION]
                  PLYMOUTH RUBBER COMPANY, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                  (In Thousands)     (Unaudited)

                                                         Six Months Ended
                                                     May 30,           May 31,
                                                      1997              1996

Cash flows from operating activities:
  Net Income                                      $     311          $     924
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                     734                568
      Amortization of deferred compensation              19                 19
     Foreign currency exchange loss                      79                --
      Change in valuation allowance                     --                (175)
      Changes in assets and liabilities:
       Accounts receivable                           (1,375)              (728)
       Inventory                                        277                233
       Prepaid expenses                                  18                725
       Other assets                                      10                (42)
       Accounts payable                                 (42)            (1,110)
       Accrued expenses                                 (34)               211
       Pension obligation                              (298)              (179)
       Product warranties                               (56)               (48)
       Other liabilities                               (160)              (113)
  Net cash provided by (used in)
   operating activities                                (517)               285

Cash flows from investing activities:
  Capital expenditures                               (1,992)            (1,156)
  Sale/leaseback of plant assets                        --                 258
  Cash paid in connection with the
   purchase of Cintas Adhesivas Nunez, S.A.,
   net of cash acquired of $90                       (2,219)               --
  Purchase price adjustment - Brite-Line
   Technologies, Inc.                                  (584)               --
  Net cash used in investing activities              (4,795)              (898)

Cash flows from financing activities:
  Net increase (decrease) in revolving
   line of credit                                       441               (357)
  Proceeds from term loan                             5,771              3,657
  Payments of term loan                                (626)            (2,563)
  Payments on capital leases                           (108)               (62)
  Payments on insurance financing                       (88)              (107)
  Proceeds from issuance of common stock                 23                 45
  Net cash provided by financing activities           5,413                613

  Effect of exchange rates on cash                       (8)               --
  Net change in cash                                     93                --
Cash at the beginning of the period                      --                --
Cash at the end of the period                     $      93          $     --

         Supplemental Disclosure of Cash Flow Information

Cash paid for interest                            $     712          $     513
Cash paid for income taxes                        $     106          $      97

         Supplemental Disclosure of Non-Cash Activities:

Assets acquired under capital lease obligations   $      --          $     433
Charge to retained earnings for stock dividend    $      --          $     843



   See Accompanying Notes To Consolidated Financial Statements

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS  (Unaudited)


(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended November 29, 1996, December 1, 1995, and December 2, 1994, included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K/A.

(2) In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 99% of these warranties had expired prior to the end of 1995, and the last of the ten year warranties expired in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter.) The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience, which resulted in additional charges to operations during 1994 of $325,000. Some warranty holders have filed claims or brought suits currently aggregating approximately $721,000 against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are significantly in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $728,000 reserve included in liabilities recorded at May 30, 1997 is adequate provision for the Company's remaining warranty obligations.

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

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS  (Unaudited)


     The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. The first phase of a remediation program is estimated to cost $3.6 million. The Administrative Order on Consent for Removal Action and Remedial Investigation/Feasibility ("RI/FS") study was entered on or about February 6, 1997. Phase II of the clean-up and the
     RI/FS, is projected to cost  $2.1 million.    The most currently available
     estimate is that the cost of the clean up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of approximately $426,000, which is net of approximately $200,000 in payments made by the Company, in the accompanying consolidated financial statements as of May 30, 1997 is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been
     filed by the EPA against the Company.   Therefore, while the Company is
     participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

     On January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other
     transporters and/or  users.    Based on EPA's asserted volume of shipments
     to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million. A PRP Group was formed and the Company became a participant in the Joint Defense Group of OSL/SRS "transshipper" PRP's and in the Alternative Dispute Resolution process. This process resulted in a mediated settlement for the first phase of the clean up, as well as settlement of past costs and orphan shares. The Company will pay $165,000 to $190,000 in settlement of the first phase. The settlement of the second phase is currently being mediated; total costs to the SRS "transshipper" group are not expected to exceed approximately $15 million. The Company has been notified that certain members of the "transshipper" PRP's, including the Company, will likely be precluded from participating in a mediated settlement on a "de minimis" basis at this time, pending a final allocation. Based on all available information as well as its prior experience management believes a reasonable estimate of its ultimate liability for both phases is $365,000 and has accrued this amount in the accompanying consolidated financial statements as of May 30, 1997. This amount is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


     experience in these matters. No actions have been currently filed by the EPA against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total liability and/or responsibility at this time.

     In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. According to the preliminary information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. In accord with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection
     ("DEP") of the foregoing on or about August 24, 1994.   Plymouth has
     employed a licensed site professional as required by statute to investigate the site. Remediation action is in process. It is expected that such assessment and remediation will take several years to complete and that the remaining costs for same will not exceed the additional sum of approximately $185,000, which has been provided for in the accompanying financial statements.

     On or about January 21, 1997, the Company received a Notice of Responsibility from the Massachusetts Department of Environmental Protection, ("DEP") pursuant to M.G.L. ch. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234;
     and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April 1979, and that response actions were undertaken at both sites conducted between 1979 and 1981 by DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company shipped wastes between 1977 to 1979. The Company has identified and management believes it may obtain a cost sharing agreement with a group of other potentially responsible parties, and is continuing to investigate and seek DEP enforcement with respect to the site owners and other potentially responsible parties. In compliance with DEP requests and statutory requirements, the Company has hired a licensed site professional to perform certain technical service at the sites. However, the Company has little information regarding these sites and its potential involvement, including the identity and contributions of other PRP's and the scope of the clean-up necessary, and therefore has not recorded any liability as of May 30, 1997. A response to the Notice of Responsibility has been made and cooperative efforts, including an investigation of additional PRP's and the status of the site, will be made.


(3) Checks outstanding in excess of certain cash balances totaling $811,000 and $623,000 at May 30, 1997 and November 29, 1996, respectively, have been included in accounts payable.


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

                  PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued

(4)   (Continued)

     Common and Common Equivalent Shares (Primary Basis):

                               Second Quarter Ended      Six  Months Ended
                                  May 30,    May 31,     May 30,    May 31,
                                   1997       1996        1997       1996

     Average shares outstanding  2,030,513  1,995,659   2,021,883  1,988,237
     Adjustments thereto(1)(2)     144,962    235,293     166,921    245,730
     Weighted average shares
       outstanding               2,175,475  2,230,952   2,188,390  2,233,967


     (1) Adjust for options and warrants under the treasury stock method using average market value during the period.

     (2) Same as (1) except using market value at the end of the period, if greater than the average market value during the period.

(5) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings per Share. FAS 128, which is effective for both interim and annual periods ending after December 15, 1997, requires the disclosure of basic and diluted earnings per share as well as certain other disclosures. Basic and diluted earnings per share, as computed under the new standard, are not materially different from the Company's current presentation of primary and fully diluted earnings per share, respectively, and accordingly, pro forma disclosure is not presented herein.

(6) On January 3, 1997, Plymouth Rubber Europa, S.A. a newly formed, wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding shares of Cintas Adhesivas Nunez, S.A ("CANSA"). The aggregate purchase price of $3,100,000, which includes transaction costs, was allocated as follows:

          Working capital          $   320,000
          Plant assets, net          1,660,000
          Goodwill                   1,020,000
          Other                        100,000
                                   $ 3,100,000

     The accompanying financial statements include the results of operations and cash flows of CANSA for the five months ended May 30, 1997. The impact of this acquisition was not significant.

(7)  Financial instruments with off-balance sheet risks

     During the current year, the Company began to selectively use foreign currency forward contracts to offset the effects of exchange rate changes on cash flow exposures denominated in foreign currencies. At May 30, 1997, the foreign currency forward contracts primarily comprise a buy contract relating to a firm purchase commitment with a maturity prior to
     November 28, 1997.   The buy contract, which was denominated in
     Deutschmarks, is on a notional amount of $3 million at May 30, 1997. The fair value of the forward exchange contract is estimated based on quoted market prices from the bank, and at May 30, 1997, the Company would have paid approximately $179,000 to terminate the buy contract.

                  PLYMOUTH RUBBER COMPANY, INC.


          NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued



(8) On April 11, 1997, Plymouth Rubber Europa, S.A. a subsidiary of the Company, entered a term loan arrangement with a Spanish Bank syndicate in the original amount of 250,000,000 pesetas(approximately $1,721,000) due April 2007, secured by a first interest in real property and supported by a bank guarantee in the amount of $500,000. Semi-annual principal
     payments of   12,500,000 pesetas (approximately $86,000), plus interest at the one year Madrid inter-bank market rate (MIBOR) plus 1.25%. At May 30, 1997, the interest rate was 6.875%.


(9) As of May 30, 1997, the Company was in technical default with respect to the minimum fixed charge coverage ratio of earnings before interest, depreciation and taxes, compared to the current portion of long-term debt, capital leases and interest covenant contained in its Loan and Security Agreements with a major lender. This technical default was subsequently waived by the lender.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations.


   FIRST SIX MONTHS, 1997 COMPARED WITH FIRST SIX MONTHS, 1996


Net sales at $32,990,000 were up 18% compared with the first six months of 1996, which was up 5% from same period in 1995. The sales increase reflects sales from the October, 1996, and January, 1997, acquisitions now operating as Brite-Line Technologies, Inc. and Plymouth Rubber Europa, S.A., respectively, and reflects continued growth in sales of tapes to the domestic automotive wire harnessing industry. Sales to the domestic automotive market increased 18% over the prior year's first six months, and represented 46% of sales. Small sales increases were attained in the other markets, with the exception of sales to the non-automotive OEM market, which declined 30%, due primarily to capacity restrictions. In February, 1997, the Company announced a two-year, $10 million capital investment program to substantially increase the Company's manufacturing capacity, reduce costs and improve productivity. The largest step in the program, accounting for over half of the planned expenditure, is a new vinyl calender and auxiliary equipment, scheduled to be installed in the last quarter of the current year, and to begin production in the second quarter of 1998.

Operating income at $1,246,000 is down 35% from the corresponding period of 1996, reflecting a one point gross margin reduction and a 14% increase in selling, general & administrative expenses, both pertaining to Plymouth's tradi-tional business, and a moderate expected loss from operations of Brite-Line Technologies, Inc. (acquired October 4, 1996), offset in part by a small contribution from Plymouth Rubber Europa, S.A. (acquired January 3, 1997). Moderate losses were expected from Brite-Line operations in the first several months of 1997 because of the cost associated with the start-up of operations and the highly seasonal nature of the pavement marking business. The consolidated operating income reduction reflects a 16% increase in gross profit, more than offset by a 36% increase in selling, general & administrative expenses. The $1,060,000 gross profit increase is attributable to the higher sales volume, 75% of which was contributed by the acquisitions. The gross margin decreased one half point, reflecting the parent company's less favorable product mix, higher raw material costs, higher plant maintenance expenses, and production inefficiencies related to limitations on the Company's production capacity. In addition, higher indirect labor and training costs were incurred in preparation for the Company's planned increase of its manufacturing capacity as discussed above.

Selling expenses increased 36%, reflecting higher costs and outgoing freight, commissions, salesmen's salaries, and foreign warehouse operations, offset in part by a decrease in travel expenses. General & Administrative expenses, exclusive of the $147,000 recovery from the settlement of a lawsuit in last year's first quarter, increased 27% over the corresponding period of the prior year, due primarily to the addition of Brite-Line and Europa, S.A, administrative personnel, and increased professional fees for legal, audit and recruitment services for the parent company.

Income before taxes at $514,000 is down 59% from the first six months of 1996, primarily related to the $147,000 lawsuit settlement and the $664,000 reduction in operating income. In addition, the Company incurred increased interest expense as a result of higher loan volume due primarily to the financing of two acquisitions, offset in part by reduced interest rates attributable to the replacement of the Company's primary lender on June 6, 1996.

Net income at $311,000 is down $613,000 from the first six months of the prior year, which included a $175,000 reversal of Deferred Tax Valuation Allowance, resulting in an effective income tax rate of approximately 26% in that period.

Changes in Financial Condition; Liquidity and Capital Resources

For the first six months of fiscal 1997, cash flows used in operations amounted to $517,000, resulting primarily from net income of $311,000 and noncash charges (depreciation and amortization) of $753,000, which were more than offset by a $1,375,000 increase in accounts receivable, a net $298,000 contribution to the Company's pension plan and a reduction in other current liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           (Continued)


During the first six months of 1997, the Company used $5,771,000 in proceeds from additional term debt and $441,000 of its revolving line of credit to (1) finance a $517,000 shortfall in cash provided by operations, (2) purchase Cintas Adhesivas Nunez, S.A. (now operating as Plymouth Rubber Europa, S.A.) for $2,219,000, (3) increase its investment in Brite-Line Technologies, Inc. by $584,000, and (4) to purchase $1,992,000 of capital equipment.


As of May 30, 1997, because of collateral limitations and after consideration of the letter of credit related to the purchase of a calender and auxiliary equipment associated therewith, the Company had approximately $1,700,000 of unused borrowing capacity, under its $15 million line of credit with its primary lender. In addition, as of May 30, 1997, the Company was in technical default with respect to the minimum fixed charge coverage ratio of earnings before interest, depreciation and taxes, compared to the current portion of long-term debt, capital leases and interest covenant contained in its Loan and Security Agreements with a major lender. This technical default was subsequently waived by the lender.

In the opinion of management, anticipated profits, as well as unused capacity under existing borrowing arrangements with the Company's primary lender will provide sufficient funds to meet expected needs during the remainder of 1997, including necessary working capital expansion to support anticipated moderate sales growth and finance the planned investment in improved technology and capital equipment.

This quarterly report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities & Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

     SECOND QUARTER, 1997 COMPARED WITH SECOND QUARTER, 1996



Net sales at $17,706,000 were up 22% from the second quarter of 1996, which was up 4% from the same period in 1995. The sales increase reflects (1) a 3% increase in Plymouth's traditional business as sales continue to be restricted by capacity limitations, and (2) sales by the October, 1996 and January, 1997 acquisitions now operating as Brite-Line Technologies, Inc. and Plymouth Rubber Europa, S.A., respectively. Sales to the domestic automotive market increased 23% over the prior year's second quarter, and accounted for 46% of the quarterly sales. Sales to the export and the non-automotive OEM markets declined 12% and 37%, respectively.

Operating income at $589,000 is down 50% from the prior year, as an $813,000 increase in selling, general & administrative expense more than offset the $225,000 gross profit increase (up 6% from the corresponding quarter of the prior year). The gross profit increase is the result of the higher sales volume, 85% of which was contributed by the acquisitions, as consolidated margins declined approximately three points, reflecting the parent company's less favorable product mix, higher raw materials costs, higher plant maintenance expenses, and production inefficiencies related to limitations on the Company's production capacity. In addition, higher labor and training costs were incurred in preparation for the Company's planned increase of its manufacturing capacity as discussed above.

Selling expenses increased 42%, compared to the second quarter of 1996, reflecting increases in outgoing freight, salesmen's salaries, travel expense, and increased costs of foreign warehousing and distribution. General & Administrative expenses increased 16% over the corresponding period of the prior year, reflecting the addition of Brite-Line and Europa, S.A., administrative personnel, and increased professional fees pertaining to audit, legal and recruitment, offset in part by reduced accruals pertaining to incentive compensation and profit sharing expenses.

Income before taxes at $269,000 is down 68% from the prior year's second quarter, reflecting the reduced operating income and a 6% increase in interest expense, offset in part a $37,000 increase in Other income.

Net income at $170,000 for the second quarter of 1997 is down $449,000 from the second quarter of the prior year, which benefited from a $117,000 reversal of a Deferred Tax Valuation Allowance, which resulted in an effective income tax rate of approximately 26% in that quarter.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K/A for its fiscal year ended November 29, 1996, and in Note 14 of the Notes To Financial Statements, contained in said Annual Report.

          Reference is made to those certain claims asserted by the United States Environmental Protection Agency ("EPA") and the information contained in Item 3 of the Company's Annual Report on Form 10-K/A for its fiscal year ended November 29, 1996, and in Note 14 of the Notes To Financial Statements contained in said Annual Report and as further described in Item 1 of the Company's Quarterly Report for the quarter ended February 28, 1997 and in Note 2 to the Financial Statements contained in said Quarterly Report.

          With respect to the second assertion against the Company under CERCLA, concerning a General Notice of Potential Liability which was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, the Administrative Order on Consent for Removal Action and Remedial Investigation/Feasibility ("FI/FS") study was executed by the EPA on or about February 6, 1997.

          With respect to that certain environmental matter concerning the Notice of Responsibility from the Massachusetts Department of Environmental Protection, ("DEP") pursuant to M.G.L. ch.21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086 received by the Company on or about January 21, 1997, the Company has identified and management believes it may obtain a cost sharing agreement with a group of other potentially responsible parties, and is continuing to investigate and seek DEP enforcement with respect to the site owners and other potentially responsible parties. However, the Company has little information regarding these sites and its potential involvement, including the identity and contributions of other PRP's and the scope of whatever clean-up may be necessary, and therefore has not recorded any liability as of May 31, 1997. A response to the Notice of Responsibility has been made and cooperative efforts, including an investigation of additional PRP's and limited sampling of wells at these sites, have been undertaken by the Company.

Item 2.   Changes in Securities

          None


Item 3.   Defaults upon Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting was held on April 25, 1997.

          The following members were elected to the Company's Board of Directors to hold office for the ensuing three year term:

               Nominee                  In Favor       Opposed
          Maurice J. Hamilburg          709,457          3,200
          Duane E. Wheeler

PART II.  OTHER INFORMATION
          (Continued)


Item 4
(Cont.)
          The results on the voting of the following additional items were as follows:

          The ratification of the appointment of Price Waterhouse LLP as independent auditors of the Company for the next fiscal year:

          In Favor       Opposed        Abstain        No Vote

          710,657         2,000            0              0

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




Date:        July 18, 1997








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

           (4)(vii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995.

           (4)(viii)Master Security Agreement between Plymouth Rubber Company, Inc. And General Electric Capital Corporation dated December 29, 1995.

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

           (4)(xi) Amendment to Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated February 19, 1997.




                  PLYMOUTH RUBBER COMPANY, INC.

                        INDEX TO EXHIBITS


      (a) Exhibits:

           Exhibit No.                      Description

           (4)(xii) Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated January 29, 1997 -- incorporated by reference to Exhibit (4)(xii) to the Company's report on Form 10-Q for the quarter ended February 28, 1997.

           (4)(xiii)Demand Note between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 25, 1997.

           (4)(xiv) Loan and Security Agreement between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 25, 1997.

           (4)(xv) Continuing Unconditional Guaranty between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 25, 1997.

           (4)(xvi) Amendment to Loan and Security Agreement between Plymouth Rubber Company, Inc. and LaSalle National Bank dated May 7, 1997.

           (4)(xvii)Continuing Unconditional Guaranty between Plymouth Rubber Company, Inc. and LaSalle National Bank dated March 20, 1997.

           (4)(xviii)Public Deed which contains the loan guaranteed by mortgage and granted between Plymouth Rubber Europa, S.A. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997.

           (4)(xix) Corporate Guaranty between Plymouth Rubber Company, Inc. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997.

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








                  PLYMOUTH RUBBER COMPANY, INC.

                        INDEX TO EXHIBITS
                           (Continued)


      (a) Exhibits:

           Exhibit No.                      Description



          (10)(vi) Sales contract entered into between the Company and Kleinewefers Kunststoffanlangen GmbH -- incorporated by reference to Exhibit (10)(vi) of the Company's report on Form 10-Q for the quarter ended February 28, 1997.

          (11)      Not applicable

          (15)      Not applicable

          (18)      Not applicable

          (19)      Not applicable

          (22)      Not applicable

          (23)      Not applicable

          (24)      Not applicable

          (27)      Financial data schedule six months ended May 30, 1997.