Form 10-Q
period 1997-08-29
PLYMOUTH RUBBER CO INC
filed 1997-10-15
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM  10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934






For Quarter Ended     August 29, 1997     Commission File Number     1-5197

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


                                 (781) 828-0220
        Registrant's telephone number, including area code


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

                        Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


Class A common stock, par value $1 -   810,586
Class B common stock, par value $1 - 1,219,927


















                  PLYMOUTH RUBBER COMPANY, INC.


PART I.   FINANCIAL INFORMATION


          Item 1.   Financial Statements:

                    Condensed Consolidated Statement of Operations and Retained Earnings (Deficit)

                    Condensed Consolidated Balance Sheet

                    Condensed Consolidated Statement of Cash Flows

                    Notes To Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION








PART 1.   FINANCIAL INFORMATION

 Item 1.  Financial Statements


[CAPTION]
                  PLYMOUTH RUBBER COMPANY, INC.
        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                   RETAINED EARNINGS (DEFICIT)

        (In Thousands Except Share and Per Share Amounts)
                           (Unaudited)

                          Third Quarter Ended      Nine  Months Ended
                               Aug. 29,     Aug. 30,      Aug. 29,    Aug. 30,
                                 1997         1996          1997        1996
Net sales                     $  16,396    $  14,003     $  49,386   $  41,881

Cost and expenses:
  Cost of products sold          12,477       10,404        37,767      31,643
  Selling, general and
   administrative                 3,162        2,791         9,616       7,520
  Pension curtailment loss           --        1,571            --       1,571
                                 15,639       14,766        47,383      40,734
Operating income                    757         (763)        2,003       1,147
Interest expense                   (430)        (333)       (1,111)       (962)
Other income (expense), net         442           52           391          19
Income before taxes                 769       (1,044)        1,283         204
Provision for income taxes         (332)       1,948          (535)      1,624

Net income                          437          904           748       1,828
Retained earnings (deficit)
  at beginning of period         (3,237)      (4,496)       (3,548)     (4,577)

Less stock dividend                  --           --            --        (843)

Retained earnings (deficit)
  at end of period            $  (2,800)   $  (3,592)    $  (2,800)  $  (3,592)


Per Share Data:
Net income                          .20          .41           .34         .82

Weighted average number of
  shares outstanding          2,160,486    2,221,652     2,179,654   2,231,414




   See Accompanying Notes To Consolidated Financial Statements



[CAPTION]
                  PLYMOUTH RUBBER COMPANY, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET
                         (In Thousands)

                                              Aug 29,          Nov. 29,
                                               1997              1996
                                            (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                        $       46       $      --
Accounts receivable                             10,717           7,758
Allowance for doubtful accounts                   (330)           (195)
Inventories:
  Raw materials                                  3,945           3,730
  Work in process                                1,256           1,962
  Finished goods                                 6,247           5,633
                                                11,448          11,325

Deferred tax assets, net                         1,972           1,972
Prepaid expenses and other current assets          816             744
Total current assets                            24,669          21,604

PLANT ASSETS:
  Plant assets                                  33,879          27,753
  Less: Accumulated depreciation               (20,472)        (17,937)
        Total plant assets, net                 13,407           9,816
OTHER ASSETS:
  Deferred tax assets, net                       2,308           2,802
  Other long-term assets                         1,256             528
                                                 3,564           3,330
  Total Assets                               $  41,640       $  34,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving line of credit                     $   7,106       $   5,189
Trade accounts payable                           6,110           5,626
Accrued expenses                                 3,752           3,664
Current portion of long-term obligations         1,650           1,538
Current portion of product warranties              100             106
  Total current liabilities                     18,718          16,123

LONG-TERM LIABILITIES
Borrowings                                       9,867           5,430
Pension obligation                               2,959           3,647
Product warranties                                 603             678
Other                                            1,612           1,684
  Total long-term liabilities                   15,041          11,439

STOCKHOLDERS' EQUITY
Preferred stock $10 par value, authorized
  500,000 shares; no shares issued and
  outstanding                                       --              --
Class A voting common stock                        810             810
Class B non-voting common stock                  1,220           1,192
Paid in capital                                  9,081           9,086
Retained earnings (deficit)                     (2,800)         (3,548)
Cumulative translation adjustment                 (106)             --
Pension liability adjustment, net of tax          (162)           (162)
Deferred compensation                             (162)           (190)
  Total stockholders' equity                     7,881           7,188
  Total Liabilities & Stockholders' Equity   $  41,640       $  34,750







   See Accompanying Notes To Consolidated Financial Statements

[CAPTION]
                  PLYMOUTH RUBBER COMPANY, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  (In Thousands)     (Unaudited)

                                                     Nine Months Ended
                                                   Aug 29,       Aug 30,
                                                    1997          1996
Cash flows from operating activities:
  Net Income                                     $    748      $  1,828
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 1,124           838
     Deferred income tax (benefit) provision           --        (2,334)
     Amortization of deferred compensation             28            28
     Amortization of unrecognized
       obligation at transition                        --         1,571
     Foreign currency exchange loss                    79            --
     Changes in assets and liabilities:
      Accounts receivable                          (1,845)         (677)
      Inventory                                       111          (734)
      Prepaid expenses                                (68)          689
      Other assets                                    (14)         (104)
      Accounts payable                                690        (1,394)
      Accrued expenses                                (75)          574
      Pension obligation                             (688)         (322)
      Product warranties                              (80)          (68)
      Other liabilities                               (25)         (133)
  Net cash used in operating activities               (15)         (238)

Cash flows from investing activities:
  Capital expenditures                             (3,399)       (1,491)
  Sale/leaseback of plant assets                       --           258
  Cash paid in connection with the purchase
   of Cintas Adhesivas Nunez, S.A., net of
   cash acquired of $90                            (2,234)           --
  Purchase price adjustment -
   Brite-Line Technologies, Inc.                     (502)           --
 Net cash used in investing activities             (6,135)       (1,233)

Cash flows from financing activities:
  Net increase (decrease) in revolving
   line of credit                                   1,708        (1,047)
  Proceeds from term debt                           5,771         6,657
  Payments of term debt                            (1,192)       (4,098)
  Payments on capital leases                         (164)         (117)
  Proceeds from insurance financing                   157           126
  Payments on insurance financing                     (96)         (129)
  Proceeds from issuance of common stock               23            79
 Net cash provided by financing activities          6,207         1,471

 Effect of exchange rates on cash                     (11)           --
Net change in cash                                     46            --
Cash at the beginning of the period                    --            --
Cash at the end of the period                    $     46      $     --


         Supplemental Disclosure of Cash Flow Information

Cash paid for interest                           $  1,194      $    947
Cash paid for income taxes                       $    106      $    147

         Supplemental Disclosure of Non-Cash Activities:

Assets acquired under capital lease obligations  $     --      $    433
Charge to retained earnings for stock dividend   $     --      $    843


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

(2) In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 99% of these warranties had expired prior to the end of 1995, and the last of the ten year warranties expired in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter). The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience. Some warranty holders have filed claims or brought suits currently aggregating approximately $721,000 against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are significantly in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $703,000 reserve included in liabilities recorded at August 29, 1997 is adequate provision for the Company's remaining warranty obligations.

     In December 1996, the Company entered into a purchase commitment for a significant piece of equipment to be financed with a new term loan.

     In October 1996, LB Acquisition, Inc., which was renamed Brite-Line Technologies, Inc., a new, wholly-owned subsidiary of the Company, acquired certain assets of Brite-Line Industries, Inc. from senior secured creditors. In connection with this transaction, the Company guaranteed the collection of accounts receivable in the amount of $2,100,000. On or about February 4, 1997, the Company paid approximately $586,000 as the full and final balance due under this guarantee.

     The United States Environmental Protection Agency (EPA) has asserted three (3) outstanding claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts, the Company entered into a Consent Decree, which required payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has paid $84,000 and owes one payment of $16,000 in 1997.

     With respect to the second assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery System of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January







                 PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS  (Unaudited) Continued


     25, 1974. The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. The first phase of a remediation program is estimated to cost $3.6 million. The Non-Time Critical Removal Action I ("NTCRA") was signed on February 28, 1996, and the Administrative Order on Consent for Removal Action and Remedial Investigation/Feasibility ("RI/FS") study was entered on or about February 6, 1997. Phase II of the clean-up and the RI/FS, is projected to cost $2.1 million. The most currently available estimate is that the cost of the clean up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of approximately $426,000, which is net of approximately $200,000 in payments made by the Company, in the accompanying consolidated financial statements as of August 29, 1997 is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been filed by the EPA against the Company. Therefore, although the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

     On January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the
     Company is also a PRP of the OSL Site.   In addition, there were three
     (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or
     users.    Based on EPA's asserted volume of shipments to SRS during
     that time period, the EPA has attributed 4.89% of waste volume of all SRS customers, to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL, or to allocate a percentage to the Company in relation to direct users of the OSL Site, or in relation to a combination of direct and indirect users of the site. An ROD was issued in September, 1994 for the first Phase of the clean-up, estimated to cost approximately $16 million. A PRP Group was formed and the Company became a participant in the Joint Defense Group of OSL/SRS "transshipper" PRP's and in the Alternative Dispute Resolution process. This process resulted in a mediated settlement for the first phase of the clean up, as well as settlement of past costs and orphan shares. The Company will pay approximately $139,000 in settlement of the first phase. The settlement of the second phase is currently being mediated; total costs to the SRS "transshipper" group are not expected to exceed approximately $15 million. The Company has been notified that certain members of the "transshipper" PRP's, including the Company, will likely be precluded from participating in a mediated settlement on a "de minimus" basis at this time, pending a final allocation. Based on all available information, as well as its prior experience, management believes a reasonable estimate of its ultimate liability for both phases is $365,000 and has accrued this amount in the accompanying consolidated financial statements as of August 29, 1997. This amount is subject to future developments that may arise from the long range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate





                 PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


     outcome of the ROD and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA against the Company. Therefore, although the Company intends to vigorously defend this matter, it is impossible to determine the Company's total liability and/or responsibility at this time.

     In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. According to the preliminary information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. In accord with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing on or about August 24, 1994 (RTN3-11520). The Company has employed a Licensed Site Professional as required by statute to investigate the site. The assessment has been completed, and the remediation procedure has been recommended. It is expected that the remaining costs for same will not exceed the additional sum of approximately $276,000, which has been provided for in the accompanying financial statements.

     On or about January 21, 1997, the Company received a Notice of Responsibility from the Massachusetts Department of Environmental Protection, ("DEP") pursuant to M.G.L. ch. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April, 1979, and that response actions were undertaken at both sites conducted between 1979 and 1981 by DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company
     shipped wastes between 1977 to 1979.   The Company has identified and
     management believes it may obtain a cost sharing agreement with a group of other potentially responsible parties, and is continuing to investigate and seek DEP enforcement with respect to the site owners and other potentially responsible parties. In compliance with DEP requests and statutory requirements, the Company has hired a Licensed Site Professional to perform certain technical service at the sites. Recent sampling of existing wells at the Freetown site contained no finding of any volatile organic chemicals ("VOC's"). However, the Company has little information regarding the Dartmouth site and its potential involvement, including the identity and contributions of other PRP's and the scope of the clean-up necessary, and therefore has not recorded any liability as of August 29, 1997. A response to the Notice of Responsibility has been made and cooperative efforts, including an investigation of additional PRP's and the status of the site, will be made.

     Pursuant to the Company's compliance with EPA and Massachusetts regulations concerning the upgrade or replacement of underground storage tanks by December 22, 1998, the Company arranged for the testing of the area adjacent to three underground storage tanks and on July 25, 1997, filed the results of such tests with the Massachusetts Department of Environmental Protection, Release Notification Form. According to the preliminary information obtained by an independent Licensed Site Professional, a limited amount of solvent was found in the soil in the vicinity of the tanks; however, additional sampling is required. The Company has several options under the law to protect, remove or replace the tanks and plans to take whatever remedial action is deemed appropriate. Management is in the process of determining the costs associated with each of these alternatives.






                 PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


(3) Checks outstanding in excess of certain cash balances totaling $732,000 and $623,000 at August 29, 1997, and November 29, 1996, respectively, have been included in accounts payable.


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

     Common and Common Equivalent Shares (Primary and Fully Diluted Basis):


                               Third Quarter Ended     Nine Months Ended
                                Aug 29,    Aug. 30,    Aug 29,   Aug. 30,
                                  1997       1996       1997       1996

     Average shares outstanding 2,030,513  2,000,279  2,024,484  1,992,251
     Adjustments thereto(1)(2)    129,973    221,373    155,170    239,163
     Weighted average shares
       outstanding              2,160,486  2,221,652  2,179,654  2,231,414


     (1) Adjust for options and warrants under the treasury stock method using average market value during the period.

     (2) Same as (1) except using market value at the end of the period, if greater than the average market value during the period.

(5) In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings per Share. FAS 128, which is effective for both interim and annual periods ending after December 15, 1997, requires the disclosure of basic and diluted earnings per share as well as certain other disclosures. Basic and diluted earnings per share, as computed under the new standard, are not materially different from the Company's current presentation of primary and fully diluted earnings per share, respectively, and accordingly, proforma disclosure is not presented herein.

(6) On January 3, 1997, Plymouth Rubber Europa, S.A., a newly formed, wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding shares of Cintas Adhesivas Nu ez, S.A. ("CANSA"). The aggregate purchase price of $3,100,000, which includes transaction costs, was allocated as follows:

          Working capital       $   320,000
          Plant assets, net       1,660,000
          Goodwill                1,020,000
          Other                     100,000
                                $ 3,100,000

     The accompanying financial statements include the results of operations and cash flows of CANSA for the eight months ended August 29, 1997.
     The impact of this acquisition was not significant.











                 PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) Continued


(7)  Financial instruments with off-balance sheet risks

     During the current year, the Company began to selectively use foreign currency forward contracts to offset the effects of exchange rate changes on cash flow exposures denominated in foreign currencies. At August 29, 1997, the foreign currency forward contracts primarily comprise a buy contract relating to a firm purchase commitment with a maturity prior to November 28, 1997. The buy contract, which is denominated in Deutschmarks, is on a notional amount of $3 million at August 29, 1997. The fair value of the forward exchange contract is estimated based on quoted market prices from the bank, and at August 29, 1997, the Company would have paid approximately $360,000 to terminate the buy contract.


(8) On April 11, 1997, Plymouth Rubber Europa, S.A., a subsidiary of the Company, entered a term loan arrangement with a Spanish Bank syndicate in the original amount of 250,000,000 pesetas (approximately $1,721,000) due April, 2007, secured by a first interest in real property and supported by a bank guarantee in the amount of $500,000. Semi-annual principal payments of 12,500,000 pesetas (approximately $86,000), plus interest at the one year Madrid inter-bank market rate (MIBOR) plus 1.25%. At August 29, 1997, the interest rate was 6.50%.

(9) On August 28, 1997, the Company sold a certain parcel of undeveloped real estate for $500,000. The proceeds, net of expenses, resulted in a $496,000 gain which is included in Other Income in the accompanying Condensed Consolidated Statement of Operations.







Item 2.   Management's Discussion & Analysis of Financial Condition
           and Results of Operations.


 FIRST NINE MONTHS, 1996 COMPARED WITH FIRST NINE MONTHS, 1995


     Net sales at $49,386,000 were up 18% compared with the first nine months of 1996, which were up 7% from the same period in 1995. The sales increase reflects sales from the October, 1996, and January, 1997, acquisitions now operating as Brite-Line Technologies, Inc. and Plymouth Rubber Europa, S.A., respectively, and continued growth in sales of tapes to the export and domestic automotive wire harnessing industry, up 5% and 12%, respectively. Sales to the domestic automotive market now represent 45% of sales. Sales to the other core business markets were approximately flat, with the exception of sales to the non-automotive OEM market, which declined 29% due to capacity restrictions. In February, 1997, the Company announced a $10 million capital investment program to substantially increase the Company's manufacturing capacity, reduce costs and improve productivity. The largest step in the program, accounting for over half of the planned expenditure, is a new vinyl calender and auxiliary equipment, scheduled to begin production in the second quarter of 1998.

     Operating income, at $2,003,000, has increased by $856,000 or 75% from the prior year. However, operating income is down $715,000, or 26% from the prior year's operating income adjusted for the $1,571,000 noncash charge to amortize the intangible asset (Unrecognized Net Obligation at Transition) resulting from the Company's decision to freeze future employee benefits in the defined benefit pension plan. Exclusive of the amortization, the consolidated operating income reduction of $715,000 reflects a one point gross margin reduction, a 5% increase in selling, general and administrative expenses pertaining to Plymouth's core business, and a moderate loss from operations of Brite-Line Technologies, Inc., offset in part by a small contribution from Plymouth Rubber Europa, S.A. (acquired January 3, 1997). The consolidated adjusted operating income reduction reflects a 13% increase in gross profit, more than offset by a 28% increase in selling, general and administrative expenses. The $1,381,000 gross profit increase is attributable to higher sales volume, 91% of which was contributed by the acquisitions. The gross margin decreased one point, reflecting the parent company's less favorable product mix, higher raw material costs, higher plant maintenance expenses, and production inefficiencies related to limitations on the Company's production capacity. In addition, higher indirect labor and training costs are being incurred in preparation for the Company's planned increase in manufacturing capacity as discussed above.

     Selling expenses increased 34%, reflecting higher costs for advertising, commissions, salesmen's salaries and foreign warehouse operations. The increase in selling expenses is primarily due to the addition of subsidiary companies, with the exception of an increase pertaining to the parent company's foreign warehouse operations. General & Administrative expenses, exclusive of the $147,000 recovery from the settlement of a lawsuit in last year's first quarter, and a $165,000 environmental charge in last year's third quarter, increased 19% over the corresponding period of the prior year, due primarily to the addition of Brite-Line and Europa, S.A. administration and increased fees for recruitment services, offset in part by reductions to incentive compensation for the parent company.

     Income before taxes at $1,283,000, up $1,079,000 from the first nine months of 1996, reflects the higher operating income and a $496,000 gain from the sale of unused real estate, offset in part by a 16% increase in interest expense. Exclusive of the $147,000 settlement, the $1,571,000 intangible asset amortization, and the $165,000 environmental charge in 1996, and the $496,000 gain from the sale of real estate in 1997, income before tax is down $1,006,000 (56%) from





 FIRST NINE MONTHS, 1997 COMPARED WITH FIRST NINE MONTHS, 1996

                          (Continued)


     the first nine months of 1996 for the same reasons outlined above. The $149,000 increase in interest expense reflects a higher loan volume due primarily to the financing of the two acquisitions, offset in part by reduced interest rates.

     Net income at $748,000 is down 59% from the prior year's first nine month's income of $1,828,000, as the prior year's income benefited from a $1,624,000 net tax benefit, as the result of a $1,706,000 recapture of a Deferred Tax Valuation Allowance and a $627,000 increase in net deferred tax assets.


     Changes in Financial Condition; Liquidity and Capital Resources

     For the first nine months of fiscal 1997, no cash was generated from operations, as positive cash flow from net income of $748,000, noncash charges (depreciation and amortization) of $1,124,000, and a $690,000 increase in accounts payable was offset by a $1,845,000 increase in accounts receivable and a $688,000 change in the Company's pension obligation. The increase in accounts payable reflects the seasonality of the Company's Brite-Line subsidiary, which is expected to significantly reduce its accounts receivable in the fourth quarter of 1997.

     During the first nine months of 1997, the Company used $5,771,000 in proceeds from additional term debt, and $1,708,000 from its revolving line of credit to (1) fund the cash portion of the purchase of Cintas Adhesivas Nunez, S.A. (now operating as Plymouth Rubber Europa, S.A.) for $2,234,000, (2) increase its investment in Brite-Line Technologies, Inc. by $502,000, (3) purchase $3,399,000 of capital equipment, and (4) reduce term debt by $1,192,000.

     As of August 29, 1997, because of collateral limitations and after consideration of the letter of credit related to the purchase of the calender and auxiliary equipment associated therewith, the Company had approximately $800,000 of unused borrowing capacity, under its $15 million line of credit with its primary lender.

     In the opinion of management, anticipated profits, funds generated by the sale and leaseback of certain capital equipment, as well as unused capacity under existing borrowing arrangements with the Company's primary lender, will provide sufficient funds to meet expected needs during the remainder of 1997, including necessary working capital expansion to support anticipated moderate sales growth and finance the planned investment in improved technology and capital equipment.


























     THIRD QUARTER, 1997 COMPARED WITH THIRD QUARTER, 1996



     Net sales at $16,396,000 were up 17% from the third quarter of 1996, which was up 10% from the same period in 1995. The sales increase reflects sales of Brite-Line Technologies, Inc. and Plymouth Rubber Europa, S.A., which were acquired in October, 1996, and January, 1997, respectively. Sales of Plymouth's core business were down 3% from the third quarter of 1996, despite an increase of 13% to export markets. Sales to other markets, with the exception of domestic automotive, which was unchanged from the prior year's third quarter, were down 14%, as sales continue to be restricted by capacity limitations. Significant additional vinyl film capacity is expected to be operational in the second quarter of 1998, as the new vinyl equipment currently under construction comes on line.

     Operating income at $757,000 is down 6% from the third quarter of the prior year, exclusive of the prior year's third quarter noncash charge of $1,571,000 to amortize an intangible asset (Unrecognized Net Obligation at Transition) pertaining to the Company's decision to freeze future employee benefits in the defined benefit pension plan. Inclusive of the prior year's amortization, operating income is up $1,520,000.

     The $320,000 increase in gross profit (up 9% from the corresponding quarter of the prior year) is attributable to the higher sales volume contributed by the subsidiary companies as consolidated margins declined approximately two points reflecting the negative impact of the strengthening dollar on export sales and the parent company's less favorable product mix, higher raw material costs, higher plant maintenance expenses, and production inefficiencies related to limitations on the Company's production capacity. In addition, higher labor and training costs continue to be incurred in preparation for the Company's planned increase in manufacturing capacity as discussed above.

     Selling expenses increased 30%, compared to the third quarter of 1996, reflecting increases in advertising, outgoing freight, salesmen's salaries and fringe benefits, and costs of foreign warehousing and distribution. Despite the addition of Brite-Line and Europa, S.A. administration, General & Administrative expenses decreased $106,000 from the prior year's third quarter, which included a $165,000 charge to increase environmental reserves, reflecting reductions in incentive compensation and bad debts.

     Income before taxes at $769,000 is up $242,000 from the prior year, exclusive of the intangible asset amortization, reflecting a $446,000 gain on the sale of real estate, offset in part by reduced adjusted operating income and a 29% increase in interest expense. The $97,000 interest expense increase is due to higher loan volume due primarily to the financing of the acquisitions.

     Net income at $437,000 for the third quarter is down $467,000 from the prior year's third quarter, which benefited from a net tax benefit of $1,948,000, generated by a $1,531,000 recapture of a Deferred Tax Valuation Allowance, and a $627,000 increase in net deferred tax assets as the result of the noncash charge to amortize the Unrecognized Net Obligation at Transition pertaining to the Company's decision to freeze future employee benefits in the defined benefit pension plan.

     This quarterly report contains forward-looking statements within the meeting of Section 27A of the Securities Act of 1933, and Section 21E of the Securities & Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.










PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings

          Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K/A for its fiscal year ended November 29, 1996, and in Note 14 of the Notes To Consolidated Financial Statements, contained in said Annual Report.

          Reference is made to those certain claims asserted by the United States Environmental Protection Agency ("EPA") and the information contained in Item 3 of the Company's Annual Report on Form 10-K/A for its fiscal year ended November 29, 1996, and in Note 14 of the Notes To Consolidated Financial Statements contained in said Annual Report and as further described in Item 1 of the Company's Quarterly Report for the quarter ended May 30, 1997 and in Note 2 to the Consolidated Financial Statements contained in said Quarterly Report.

          With respect to the third assertion against the Company under CERCLA relative to a Superfund Site known as Old Southington Landfill, ("OSL"), of which the Company was notified in January, 1994, the Company will pay approximately $139,000 in settlement of the first phase of the clean up. The settlement of the second phase is currently being mediated.

          With respect to that certain environmental matter concerning the Notice of Responsibility from the Massachusetts Department of Environmental Protection, ("DEP") pursuant to M.G.L. ch. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road,
          Freetown: RTN No. 4-0086 received by the Company on or about January 21, 1997, in compliance with DEP requests and statutory requirements, the Company has hired a Licensed Site Professional to perform certain technical service at the sites. Recent sampling of existing wells at the Freetown site contained no finding of any volatile organic chemicals ("VOC's"). However, the Company has little information regarding the Dartmouth site and its potential involvement, including the identity and contributions of other PRP's and the scope of the clean up necessary.

          With respect to that certain environmental matter concerning which the Company notified the Massachusetts Department of Environmental Protection ("DEP") on or about August 24, 1994 (RTN3-11520) regarding soil contamination in a small localized area near certain underground storage tanks, the assessment by the Licensed Site Professional employed by the Company as required by M.G.L. c.21E, has been completed, and the remediation procedure has been recommended. It is expected that the remaining costs for same will not exceed the additional sum of approximately $276,000.

          Pursuant to the Company's compliance with EPA and Massachusetts regulations concerning the upgrade or replacement of underground storage tanks by December 22, 1998, the Company arranged for the testing of the area adjacent to three underground storage tanks, and on July 25, 1997, filed the results of such tests with the Massachusetts Department of Environmental Protection, Release Notification Form. According to the preliminary information obtained by an independent Licensed Site Professional, a limited amount of solvent was found in the soil in the vicinity of the tanks; however, additional sampling is required. The Company has several options under the law to protect, remove or replace the tanks and plans to take whatever remedial action is deemed appropriate. Pending further investigation, the costs associated with this activity have not yet been determined.









OTHER INFORMATION
(Continued)



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









                                        Plymouth Rubber Company, Inc.
                                          (Registrant)




                                         Joseph J. Berns
                                         Joseph J. Berns
                                    Vice President - Finance















Date:        October 14, 1997








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

        (4)(xi) Amendment to Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated February 19, 1997 -- incorporated by reference to Exhibit (4)(xi) to the report on Form 10-Q for the quarter ended February 28, 1997.

        (4)(xii) Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated January 29, 1997 -- incorporated by reference to Exhibit (4)(xii) to the Company's report on Form 10-Q for the quarter ended February 28, 1997.

        (4)(xiii) Demand Note between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit (4)(xiii) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

        (4)(xiv) Loan and Security Agreement between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit (4)(xiv) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

        (4)(xv) Continuing Unconditional Guaranty between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit (4)(xv) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

        (4)(xvi) Amendment to Loan and Security Agreement between Plymouth Rubber Company, Inc. and LaSalle National Bank dated May 7, 1997 -- incorporated by reference to Exhibit (4)(xvi) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

        (4)(xvii) Continuing Unconditional Guaranty between Plymouth Rubber Company, Inc. and LaSalle National Bank dated March 20, 1997 -- incorporated by reference to Exhibit (4)(xvii) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.



                 PLYMOUTH RUBBER COMPANY, INC.

                       INDEX TO EXHIBITS

                          (Continued)

  (a) Exhibits:

     Exhibit No.                         Description

        (4)(xviii) Public Deed which contains the loan guaranteed by mortgage and granted between Plymouth Rubber Europa, S.A. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit
                    (4)(xviii) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

        (4)(xix) Corporate Guaranty between Plymouth Rubber Company, Inc. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit
                    (4)(xix) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

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

        (11)        Not applicable.

        (15)        Not applicable.

        (18)        Not applicable.

        (19)        Not applicable.

        (22)        Not applicable.

        (23)        Not applicable.

        (24)        Not applicable.

        (27) Financial data schedule nine months ended August 29, 1997.