Form 10-K
period 1997-11-28
PLYMOUTH RUBBER CO INC
filed 1998-02-26
CIK 79225

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:                    Commission File Number
         November 28, 1997                                1-5197

                          PLYMOUTH RUBBER COMPANY, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                     Massachusetts                            04-1733970
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                   Identification No.)

     104 Revere Street, Canton, Massachusetts                     02021
     ----------------------------------------                  -----------
     (Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number including area code:    (781) 828-0220
                                                          ---------------

 Securities registered pursuant to
 Section 12(b) of the Act:
                                                    Name of each exchange on
           Title of each class                          Which registered
    ----------------------------------               -----------------------
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

                                 Yes  X   No
                                     ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 504 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ---

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at January 29, 1998, was approximately $1,824,000.
----------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

         Class A common stock, par value $1 ........    810,586
                                                      ---------
         Class B common stock, par value $1 ........  1,234,334
                                                      ---------
      Documents incorporated by reference:

      Portions of the registrant's definitive Proxy Statement to be dated on or about March 25, 1998 (the "Proxy Statement") are incorporated by reference in
Part III of this Report. Other documents incorporated by reference in this report are listed in the Index to Exhibits.
================================================================================

                          PLYMOUTH RUBBER COMPANY, INC.

                                     PART I

Item 1.    Description of Business

Plymouth Rubber Company, Inc. (the "Company") manufactures and supplies rubber and vinyl products to a broad range of markets, including the electrical supply industry, electric utilities, automotive and other Original Equipment Manufacturers (OEM) and to highway striping contractors. These products, which include electrical insulating tapes, automotive harness tapes, and industrial tapes and films, are sold either through sales personnel employed by the Company and/or through distributors and/or commissioned sales representatives. On October 4, 1996, LB Acquisition Corporation, a wholly owned subsidiary of the Company, acquired certain assets of Brite-Line Industries, Inc. out of foreclosure from Brite-Line's senior secured creditors. LB Acquisition Corporation, which was renamed Brite-Line Technologies, Inc., produces and markets rubber based highway marking tapes from its Denver, Colorado facility. On January 3, 1997, Plymouth Rubber Europa, S.A., a wholly-owned subsidiary of the Company, acquired 100% of the outstanding shares of Cintas Adhesivas Nunez, S.A., a privately owned company, located in Porrino, Spain. Plymouth Rubber Europa, S.A. produces and markets vinyl and cloth-based insulating tapes from its facility in Porrino, Spain.

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

Because products are manufactured for inventory as well as to order for specific customers, both the order backlog and the inventory turnover vary significantly from market to market. In general, on a Company wide basis, the backlog is equivalent to approximately one month's sales volume. The Company grants various payment terms in accordance with the standards dictated by individual markets; however, extended payment terms generally are not granted with the exception of certain foreign markets where payment terms are granted in recognition of local customs and practices for such terms.

The markets served by the Company are highly competitive. Competition comprises a number of domestic and foreign companies, some of which have larger sales organizations and substantially greater resources than the Company. In general, the Company regards itself as having an average competitive position in the industry, although, based on available market information, it is believed that the Company is a significant factor in, and has captured significant shares of the markets for friction, rubber and vinyl tape products. The estimated number of competitors varies from market to market. The Company relies upon product design, product quality, price and service to maintain its competitive position in the markets served and no single product accounts for a predominant amount of the Company's total sales volume. Since 1988, the Company has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of the Delphi Packard Electric Division ("PED") of General Motors, and has also supplied part of PED's tape requirements for Europe and South America. In 1995, the Company was awarded a three-year "global" contract, which has been extended through 1999, as sole source of PVC (vinyl) harness tapes to PED. General Motors accounted for approximately 33%, 36% and 36% of the Company's net sales in 1997, 1996 and 1995, respectively. As General Motors constitutes approximately one-third of the Company's sales, the loss of the account would have a material adverse effect on the Company. The Company is diversifying its automotive tapes business by adding new customers in the United States and abroad, and by developing new tapes for harnessing, as well as other products for other markets.

The following table sets forth information with regard to competition in the worldwide markets from which the Company derives its largest volume of sales:

                                       Estimated
                                        No. of                 Dominant or
           Market                     Competitors           Major Competitors
           ------                     -----------           -----------------

        Electrical Tapes                  15                        3M
       Automotive Tapes                 Numerous                  None
       Industrial Tapes & Films         Numerous                  None
       Highway Striping Tapes              6                       3M

The Company is subject to various Federal, state and local environmental protection regulations. To date, compliance with these regulations has not had a significant effect upon the capital expenditures, earnings or competitive position of the continuing operations of the Company. Refer to Item 3. Legal Proceedings and Note 12 of the Notes To Consolidated Financial Statements for a discussion of environmental liabilities associated with past operations.

With the exception of Plymouth Rubber Europa, S.A., (see Note 3 of the Notes to Consolidated Financial Statements) the Company has no manufacturing operations in foreign countries; products sold to foreign customers are either exported from the United States or are shipped from inventories maintained in foreign countries. The Company's export sales from the United States were approximately 15% of total sales in 1997, 14% in 1996, and 12% in 1995.

The Company employs approximately 475 people.

Item 2.  Properties

Substantially all the manufacturing, administrative and principal sales facilities are owned by the Company and are located in Canton, Massachusetts. These facilities comprise approximately 500,000 square feet. Plymouth Rubber Europa, S.A., owns an 11,000 square foot facility in Porrino, Spain, and Brite-Line Technologies, Inc. leases a 50,000 square foot facility in Denver, Colorado, (see Note 3 of the Notes to Consolidated Financial Statements).

The Company rents space for its sales operations at various locations. These rentals are not material in the aggregate. The Company believes that its facilities are suitable and adequate for its current needs, and that its facilities and technology are competitive with those of its principal foreign and domestic competitors. For further information with respect to security interests in the properties of the Company, see Note 2 of the Notes to Consolidated Financial Statements, herein.

Item 3.   Legal Proceedings

The United States Environmental Protection Agency (EPA) has asserted three (3) outstanding claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts, the Company entered into a Consent Decree, which required a total payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has now made all payments, including all accrued interest, and has no further payment obligation in this matter.

With respect to the second assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery Service of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. The first phase of a remediation program is estimated to cost $3.6 million. The Company is a participant in the performing PRP group. The Administrative Order on Consent for Removal Action and Remedial/Feasibility study was entered on or about February 6, 1997. Phase II of the clean-up and the Remedial Investigation/Feasibility Study ("RI/FS"), is projected to cost $2.1 million. The most currently available estimate is that the total cost of the clean up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $526,000, which is net of approximately $200,000 in total payments made by the Company, in the accompanying consolidated financial statements as of November 28, 1997, is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been filed by the EPA against the Company. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

On January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL. An ROD was issued in September, 1994 for the first Phase of the clean-up. In a mediated settlement, the transshipper PRP's were ultimately assessed a total share of the first phase of the clean up, as well as settlement of past costs including orphan shares, in the amount of $2.5 million. Subsequent to year-end on or about December 20, 1997, the Company executed the Consent Decree and paid $140,180 in full settlement of the first phase. The settlement of the second phase continues to be mediated; though the allocation among the parties and scope of the remedy for the second phase has not been agreed upon, total costs are estimated at between $10 and $50 million. The Company has been notified that 21 parties of which the Company is one will likely be precluded from participating in an early mediated settlement for the second phase on a "de minimis" basis. Therefore, should the Company choose to continue to participate in the PRP Group for the second phase, it is probable its payment to obtain a complete release will be greater than a de minimis parties' settlement. Based on all available information as well as its prior experience, management believes a reasonable estimate of its liability is $477,000 and has accrued this amount in the accompanying consolidated financial statements as of November 28, 1997. This amount includes the first phase settlement of $140,180 subsequently paid, and is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the second remedial phase, if any, and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total liability and/or responsibility at this time.

In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. In accordance with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing and on or about September 9, 1994, the DEP issued a Notice of Responsibility, RTN No. 3-11520, pursuant to M.G.L. c. 21E. According to the preliminary information obtained by an independent Licensed Site Professional ("LSP"), the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. Remediation action is in process. It is expected that such assessment and remediation will take up to two years to complete and that the remaining costs for same will not exceed the additional sum of $276,000, which has been provided for in the accompanying financial statements.

On or about January 21, 1997, the Company received a Notice of Responsibility from the DEP pursuant to M.G.L. c. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April 1979, and that response actions were undertaken at both sites between 1979 and 1981 by the DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company shipped wastes between 1977 to 1979. The DEP has issued at least ten notices to PRP's and the Company believes additional notices will be sent. In compliance with DEP requests and statutory requirements, the Company has hired a LSP to perform certain technical services at the sites. Recent sampling of existing wells at the Freetown site contained no finding of any volatile organic chemicals. Sampling at the Dartmouth site still remains to be done. Until additional data is gathered, the extent of the problem and remedial action required, if any, cannot be determined. Further, the total number of PRP's is not yet known. Accordingly, at the current time, the Company is not able to estimate its portion of any liability ultimately arising from this site. Therefore, as of November 28, 1997, no reserves have been provided in the accompanying Financial Statements.

Pursuant to the Company's compliance with EPA and Massachusetts regulations concerning the upgrade or replacement of underground storage tanks by December 22, 1998, the Company arranged for the testing of the area adjacent to three underground storage tanks. A limited amount of solvent was found in the soil in the vicinity of the tanks; however, additional sampling is required. The Company notified the DEP of its test results, and on November 19, 1997, the DEP issued a written response, notifying the Company of its responsibility, RTN No. 3-15347, under M.G.L. c.21E as an unclassified site for response and remedial action. The Company has several options under the law to protect, remove or replace the tanks and plans to take whatever remedial action is deemed appropriate. The Company is in the process of determining the costs associated with each of these alternatives and has hired an LSP to perform initial site investigation activities.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                      EXECUTIVE OFFICERS OF THE COMPANY

Name                     Position/Officer                       Age (at last Birthday)         Served Since
----                     ----------------                       ----------------------         ------------

Maurice J. Hamilburg     President and Chief Executive Officer            51                       1987
Fiore D. DiGiovine       VP - Mfg. Development                            70                       1987
Alan I. Eisenberg        VP - Sales & Marketing                           48                    1988 & 1986
Sheldon S. Leppo         VP - Research & Development                      64                       1970
Joseph J. Berns          VP - Finance                                     51                       1997
William F. Mansell       VP - Manufacturing                               41                       1997
Joel A. Kozol            Clerk and Secretary                              68                       1980
Deborah A. Kream         Assistant Clerk/Secretary                        40                       1992

Messrs. Maurice J. Hamilburg, Fiore D. DiGiovine, Sheldon S. Leppo and Alan I. Eisenberg have held their present positions during each of the past five years.

Mr. Joseph J. Berns joined the Company in August, 1997. From 1987 to 1997, he served as Vice President - Finance for Cooley Incorporated, a manufacturer of coated fabrics.

Mr. William F. Mansell joined the Company in September, 1997. From 1991 to 1997 he served as Operations Manager and Center of Excellence leader for the Advanced Polymer Division of the Furon Company, a manufacturer of high performance plastics.

Mr. Kozol, for more than five years, has been a senior partner in the law firm of Friedman & Atherton, which firm serves as the Company's counsel. Ms. Kream joined the Company as Corporate Counsel in 1992 and has served as the Company's General Counsel since 1995.

                                            PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a)  Price Range of Common Stock

The following table sets forth the reported high and low prices for Plymouth Class A and Class B common stock, which shares are listed and traded on the American Stock Exchange.

                       Class A           Class B
                       -------           -------
                   High       Low      High      Low
                   ----       ---      ----      ---

Quarter 1997
First ..........  8 3/16     6 5/8    7 3/4     6 5/8
Second .........  6 3/4      4 1/8    6 3/4     3 1/2
Third ..........  6 1/2      5 5/8    5 1/4     4 1/4
Fourth .........  6 1/16     5 5/8    4 7/8     4 1/8

                       Class A           Class B
                       -------           -------
                   High       Low      High      Low
                   ----       ---      ----      ---

 Quarter 1996
 First ......... 10 1/8      8 3/4   10 1/2     8 7/8
 Second ........  9 3/16     8 5/8    9 3/16    8 5/8
 Third .........  8 11/16    7 7/8    9         7 3/4
 Fourth ........  8 5/16     7        8         7 1/8

(b)  Approximate Number of Equity Security Holders

As of January 29, 1998, the approximate number of holders of each class of equity securities of the Company was:

               Title of Class                                Number of Holders
               --------------                                -----------------

      Class A voting common stock $1.00 par value............       300
      Class B non-voting common stock $1.00 par value........       250

(c)  Dividends

The Company has not paid cash dividends on its common stock since its fiscal year ended in 1970. Under the Company's loan agreements, it is prohibited from paying any cash dividends with respect to its capital stock or purchasing or redeeming any of its capital stock, without a waiver from its lender, so long as any obligation under the loan agreements remains outstanding. In addition, a payment of dividends will depend, among other factors, on earnings, capital requirements and the working capital needs of the Company. At the present time, the Company intends to follow a policy of retaining earnings in order to finance the development of its business.

Item 6. Selected Financial Data (See Notes 2, 3, 4 and 6 of the Notes To Consolidated Financial Statements)

SELECTED INCOME STATEMENT DATA:

                                                                          Years Ended
                                            -------------------------------------------------------------------------
                                                1997           1996            1995          1994             1993
                                            -----------    -----------    ------------   -----------    -------------

Net Sales                                   $67,136,000    $57,181,000    $53,293,000    $51,045,000    $ 47,794,000
Royalties                                           --             --              --             --          40,000
Income from continuing operations           $1,266,000     $1,872,000     $ 1,966,000    $ 2,512,000    $  2,035,000
Per Share Data:
Income from continuing operations
  (fully diluted)                           $     0.58     $     0.84     $      0.88    $      1.14    $       0.95
Weighted average shares outstanding          2,174,769      2,226,008       2,244,636      2,202,466       2,149,325

SELECTED BALANCE SHEET DATA:

Total Assets                                $44,064,000    $34,750,000    $31,482,000    $28,398,000    $ 24,245,000
Long Term Liabilities                       $15,858,000    $11,439,000    $10,060,000    $10,935,000    $ 13,716,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations 1997 Compared with 1996

Sales increased for the seventh consecutive year, as 1997 sales at $67.1 million were up over 17% from 1996 levels. The major contributors to the growth were the October, 1996, and January, 1997, acquisitions, now operating as Brite-Line Technologies, Inc., and Plymouth Rubber Europa, S.A., respectively, which contributed to 15% of the growth. Plymouth Rubber's core business (parent company without subsidiaries) sales were up 2% over 1996, as capacity restrictions continued to limit production output in the Canton manufacturing facility. In the core business, commitments to providing product to the automotive market resulted in sales increases of over 15% in that market while sales in the non-automotive OEM market decreased 31% and sales in other markets were flat or down slightly from 1996 levels, due primarily to the capacity restrictions. In February, 1997, the Company announced a $10 million capital investment program to substantially increase the Company's manufacturing capacity, reduce costs and improve productivity. The largest step in the program, accounting for over half of the planned expenditure, is a new vinyl calender and auxiliary equipment, scheduled to begin production in the second quarter of 1998.

Cost of products sold as a percentage of sales improved to 76.2% in 1997 from 76.9% in 1996. Plymouth's core business cost of products sold to customers improved from 76.9% in 1996 to 76.5% in 1997, as higher volumes and product cost reductions were partially offset by higher plant maintenance expenses and higher indirect labor and training costs, which are being incurred in preparation for the Company's planned increase in manufacturing capacity. In addition, Brite-Line's 73.6% cost of products sold also contributed to the improved overall percentage. Europa's cost of products sold was 76.5%.

Selling expenses as a percentage of sales were 12.5% and 11.9% in 1997 and 1996, respectively. The increase in 1997 was primarily due to the addition of Brite-Line. Selling expenses for 1997 in Plymouth's core business were slightly higher when compared with 1996 levels, as increased outside warehouse costs were somewhat offset by lower advertising, commissions, and freight. General and administrative expenses as a percentage of sales were 6.6% in 1997 as compared to 6.2% in 1996. The consolidation of the Brite-Line and Europa subsidiaries was the primary contributor to the increase in general and administrative expenses, although some of Brite-Line's administrative functions were absorbed by the parent company. Plymouth's core business also had increases in employee recruiting, salaries, and 401K contributions to supplement the Company's previously frozen pension plan, offset by lower employee incentive compensation.

Interest expense as a percentage of sales increased from 2.2% in 1996 to 2.3% in 1997 or a total increase of $251,000 from 1996. This increase reflects higher loan volume due primarily to the financing of the two acquisitions, offset in part by reduced interest rates. Other income, net increased from $73,000 in 1996 to $618,000 in 1997, due primarily to the sale of some unused real estate in 1997. Foreign currency exchange loss increased from $53,000 in 1996 to $214,000 in 1997, resulting from foreign currency denominated sales and from intercompany receivables with the Plymouth Europa subsidiary, in combination with a strengthening dollar and longer payment terms which are in accordance with local customs.

As a result of the factors described above, income before tax increased from $75,000 in 1996 to $1,982,000 in 1997. The effective tax rate in 1997 was 36.1%
of pre-tax income compared to a $1,797,000 tax benefit in 1996, due primarily to a reduction in the Deferred Tax Valuation Allowance. As a result, net income was $1,266,000 in 1997 and $1,872,000 in 1996.

Cash generated from operating activities was $2,101,000 in 1997 as compared to $437,000 in 1996. Three major contributors to cash inflows were net income ($1,266,000), depreciation and amortization ($1,439,000), and a reduction in inventory ($1,111,000) which occurred in Plymouth's core business work-in-process and finished goods inventory, offset by inventory increases from the two newly consolidated subsidiaries. The major operating use of cash was an increase in accounts receivable ($1,478,000), which was also due in large part to the additional new subsidiaries. During 1997, the Company used $5,771,000 in proceeds from additional term debt, $2,814,000 from its revolving line of credit, and $919,000 from the sale/lease back of certain new capital equipment to (1) fund the cash portion of the purchase of Cintas Adhesivas Nunez, S.A. (now operating as Plymouth Rubber Europa, S.A.) for $2,154,000, (2) increase its investment in Brite-Line Technologies, Inc. by $497,000, (3) purchase $7,615,000 of capital equipment, the largest item being the new vinyl calendering line, and
(4) reduce term debt by $1,654,000.

The U.S. dollar is the functional currency for substantially all of the Company's consolidated operations. For these operations, all gains and losses from currency transactions are included in income currently. The cumulative translation effects for equity investments using functional currencies other than the U.S. dollar are included in the cumulative translation adjustments in stockholders' equity.

The Company operates a wholly-owned subsidiary in Spain which accounted for approximately 6% of the Company's revenues in fiscal 1997. The functional currency of this subsidiary is the peseta. Changes in the peseta exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. From time to time, the U.S. Company enters into purchase or sales contracts in currencies other than the U.S. dollar. The Company's practice is to hedge those transactions which are of significant size.

The United States Environmental Protection Agency (EPA) has asserted three (3) outstanding claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts, the Company entered into a Consent Decree, which required a total payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has now made all payments, including all accrued interest, and has no further payment obligation in this matter.

With respect to the second assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery Service of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. The first phase of a remediation program is estimated to cost $3.6 million. The Company is a participant in the performing PRP group. The Administrative Order on Consent for Removal Action and Remedial/Feasibility study was entered on or about February 6, 1997. Phase II of the clean-up and the Remedial Investigation/Feasibility Study ("RI/FS"), is projected to cost $2.1 million. The most currently available estimate is that the total cost of the clean up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $526,000, which is net of approximately $200,000 in total payments made by the Company, in the accompanying consolidated financial statements as of November 28, 1997, is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been filed by the EPA against the Company. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

On January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL. An ROD was issued in September, 1994 for the first Phase of the clean-up. In a mediated settlement, the transshipper PRP's were ultimately assessed a total share of the first phase of the clean up, as well as settlement of past costs including orphan shares, in the amount of $2.5 million. Subsequent to year-end on or about December 20, 1997, the Company executed the Consent Decree and paid $140,180 in full settlement of the first phase. The settlement of the second phase continues to be mediated; though the allocation among the parties and scope of the remedy for the second phase has not been agreed upon, total costs are estimated at between $10 and $50 million. The Company has been notified that 21 parties of which the Company is one will likely be precluded from participating in an early mediated settlement for the second phase on a "de minimis" basis. Therefore, should the Company choose to continue to participate in the PRP Group for the second phase, it is probable its payment to obtain a complete release will be greater than a de minimis parties' settlement. Based on all available information as well as its prior experience management believes a reasonable estimate of its liability is $477,000 and has accrued this amount in the accompanying consolidated financial statements as of November 28, 1997. This amount includes the first phase settlement of $140,180 subsequently paid, and is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the second remedial phase, if any, and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total liability and/or responsibility at this time.

In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. In accordance with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing and on or about September 9, 1994, the DEP issued a Notice of Responsibility, RTN No. 3-11520, pursuant to M.G.L. c. 21E. According to the preliminary information obtained by an independent Licensed Site Professional ("LSP"), the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. Remediation action is in process. It is expected that such assessment and remediation will take up to two years to complete and that the remaining costs for same will not exceed the additional sum of $276,000, which has been provided for in the accompanying financial statements.

On or about January 21, 1997, the Company received a Notice of Responsibility from the DEP pursuant to M.G.L. c. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April 1979, and that response actions were undertaken at both sites between 1979 and 1981 by the DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company shipped wastes between 1977 to 1979. The DEP has issued at least ten notices to PRP's and the Company believes additional notices will be sent. In compliance with DEP requests and statutory requirements, the Company has hired a LSP to perform certain technical services at the sites. Recent sampling of existing wells at the Freetown site contained no finding of any volatile organic chemicals. Sampling at the Dartmouth site still remains to be done. Until additional data is gathered, the extent of the problem and remedial action required, if any, cannot be determined. Further, the total number of PRP's is not yet known. Accordingly, at the current time, the Company is not able to estimate its portion of any liability ultimately arising from this site. Therefore, as of November 28, 1997, no reserves have been provided in the accompanying Financial Statements.

Pursuant to the Company's compliance with EPA and Massachusetts regulations concerning the upgrade or replacement of underground storage tanks by December 22, 1998, the Company arranged for the testing of the area adjacent to three underground storage tanks. A limited amount of solvent was found in the soil in the vicinity of the tanks; however, additional sampling is required. The Company notified the DEP of its test results, and on November 19, 1997, the DEP issued a written response, notifying the Company of its responsibility, RTN No. 3-15347, under M.G.L. c.21E as an unclassified site for response and remedial action. The Company has several options under the law to protect, remove or replace the tanks and plans to take whatever remedial action is deemed appropriate. The Company is in the process of determining the costs associated with each of these alternatives and has hired an LSP to perform initial site investigation activities.

Year 2000

Management has assembled a task force and is in the process of completing its assessment of the impact of the Year 2000 problem on its operational and financial reporting systems and has developed a plan to correct critical systems before they fail. Management expects to have addressed most issues pertaining to the year 2000 issue by the beginning of fiscal 1999.

The Company is also assessing the possible effects of Year 2000 issues on its significant vendors and customers. At the current time, management believes the Year 2000 issue will not materially impact its results of operations, liquidity and capital resources.

Impact of New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement #128 (Earnings Per Share) in February, 1997. Adoption of FAS #128 is required in its fiscal 1998 financial statements. The Company does not anticipate that this statement will have any significant impact on its financial statements.

The Financial Accounting Standards Board issued Statement #130 (Reporting Comprehensive Income) in June, 1997. The Company is required to adopt this statement in its fiscal 1999 financial statements.

The Financial Accounting Standards Board issued Statement #131 (Disclosure About Segments of an Enterprise and Related Information) in June, 1997. The Company is currently assessing the impact of this statement and will adopt this statement in its fiscal 1999 financial statements, if required.

1996 Compared with 1995

Sales increased for the sixth consecutive year, as 1996 sales at $57,181,000 were up 7% from 1995, despite the three week strike at General Motors in March, 1996. Significant sales increases continued to be achieved for Domestic Automotive and Export markets, which increased 12% and 28%, respectively, compared to a 14% and 35% increase, respectively, for fiscal year 1995 over 1994. Sales to other markets declined, due to capacity restrictions. The Automotive and Export increases continued to reflect trends toward more complex electrical systems and motor vehicles and toward larger vehicles, especially trucks and utility vehicles.

Operating income at $1,317,000, inclusive of a $26,000 loss from the two month operation of the Company's subsidiary, Brite-Line Technologies, Inc., which began operations in early October, 1996, and exclusive of the $1,571,000 non-cash charge to amortize an intangible asset (Unrecognized Net Obligation at Transition) pertaining to the Company's decision to freeze future employee benefits in the Defined Benefit Pension Plan, was down 12% from 1995, which was up 6% from 1994 ($187,000). This reduction reflects a 4% increase in gross profit, which was more than offset by a 10% increase in selling, general and administrative expenses. The gross profit increase was primarily attributable to higher sales volume, as the increase in manufacturing direct labor and overhead put in place to service the 1996 and subsequent year's anticipated volume, offset moderately decreased material costs and volume oriented cost reductions, and resulted in a 23% gross margin, down 0.7 percentage points from the prior year. The 1995 operating income included a $165,000 gain, net of reserves, from the settlement of an insurance claim.

Selling expenses increased 17% over 1995, which increased 12% over 1994, to serve both current and expected volume increases in the expanded Domestic Auto and Export markets. The increased expense reflects moderately higher salaries, fringe benefits, and significantly higher freight and selling expenses to support the Export markets. General & Administrative expenses, exclusive of a $165,000 increase in environmental reserves, a $60,000 insurance settlement, and a $147,000 recovery from a lawsuit in fiscal 1996, and a $250,000 recovery from an insurance settlement in 1995, decreased 7% reflecting increased bad debts and travel expense offset by reduced depreciation, professional fees, and computer equipment rental.

Income from continuing operations before taxes of $75,000 was down from $1,945,000 in 1995, which benefited from a $250,000 insurance settlement. Exclusive of the $250,000 settlement in 1995, the $1,571,000 intangible asset amortization, the $165,000 environmental charge and the $207,000 settlements in 1996, income before taxes was down $91,000, (5% from the prior year), as the adjusted Operating and Other Income shortfell the prior year, offset in part by a 10% ($139,000) reduction in Interest expense. Reduced Interest expense was attributable to reduced interest rates as a result of (1) a decrease in the prime rate and the replacement of the Company's primary lender on June 6, 1996, and (2) 230 basis points on the $3.6 million term loan refinanced on December 29, 1995 with a new lender.

Net income at $1,872,000 was down $1,251,000 from 1995, which included a $1,431,000 recapture of Deferred Tax Valuation Allowance, which resulted in a $42,000 tax provision. Net income for 1996 includes a $1,873,000 benefit from a reduction in the Deferred Tax Valuation Allowance, which resulted in a tax benefit of $1,797,000.

A deferred tax asset and a related valuation allowance was established on December 1, 1995 based on estimates of future taxable income through fiscal 2000. During fiscal 1996, the valuation allowance was reduced by $1,873,000 to $171,000 based on estimates of future taxable income beyond fiscal 2000. The net deferred tax asset as of November 29, 1996 was $4,774,000 (see Note 4 to Consolidated Financial Statements).

In fiscal 1996, cash from operating activities was $437,000 as compared to $1,412,000 for 1995, as cash provided by net income, exclusive of the deferred income tax benefit, amortization of the intangible asset, and the increased environmental reserves, totaling $1,798,000, depreciation ($1,112,000), and the reduction of prepaid expenses ($550,000), exceeded the outflow used to expand inventory ($591,000), expand accounts receivable ($1,122,000), and to reduce accounts payable, other liabilities and pension obligations. In accordance with the Company's agreement with its primary lender, all cash receipts were applied against the revolving loan. Cash provided by operations, the $6,657,000 proceeds from the term debt refinancing, and the increase in the revolving line of credit generated by the June, 1996 refinancing, was used to finance $1,494,000 of net additions to plant and equipment, and to repay debt and reduce capital lease obligations.

On October 4, 1996, LB Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired certain assets of Brite-Line Industries, Inc. out of foreclosure from Brite-Line's senior secured creditors for a cost of $150,000, plus a $2,100,000 guarantee of Brite-Line Industries' accounts receivable. LB Acquisition Corporation was renamed Brite-Line Technologies, Inc., which produces and markets rubber based highway marking tapes from its Denver, Colorado facility.

Included in the purchased assets are inventories, machinery and equipment, and intangibles including patents, trademarks, trade names, and state municipal product approvals. The total purchase price of $708,000, inclusive of the accounts receivable guarantee shortfall, the $150,000 cash payment, and acquisition costs, has been recorded on the acquiring Company's balance sheet as inventory valued at $401,000, plus fixed assets valued at $307,000.

Liquidity and Capital Resources

During 1997, Plymouth Rubber initiated a $10 million capital expansion program, including a new calender and associated equipment, which will substantially increase its vinyl tape production capacity. At the end of fiscal 1996 and the beginning of fiscal 1997, the Company also invested in new subsidiaries (Brite-Line Technologies, Inc., and Plymouth Rubber Europa, S.A.), which it considers to be strategic opportunities. In connection with these investments, the Company has increased its debt from approximately 63% of total capitalization in 1996 to approximately 71% in 1997. In addition, the inefficiencies of operating under capacity constraints have put some pressure on operating margins.

Despite these considerations, the Company was in compliance with all of its financial covenants as of November 28, 1997. During 1998, however, several of these covenants will become more restrictive. Based upon current projections, the Company may not meet certain of these covenants during 1998. With respect to this, management is currently negotiating with the applicable lender to revise these covenants. Should less restrictive financial covenants not be negotiated prior to the end of the first quarter of 1998, a portion of the Company's long-term debt may be classified on its balance sheet as current at that time. At November 28, 1997, long-term debt subject to such potential reclassification was approximately $5,512,000.

As of November 28, 1997, because of collateral limitations and after consideration of the letter of credit related to a final payment on the purchase of the new vinyl calender and auxiliary equipment and to a guarantee of 80,000,000 pesetas (approximately $577,000) on a term-loan agreement with a Spanish Bank syndicate, the Company had approximately $1,000,000 of unused borrowing capacity, under its $15 million line of credit with its primary lender.

In the opinion of management, anticipated cash flow from operations, unused capacity under existing borrowing agreements, and additional funds generated from one or more of the following anticipated financing arrangements: (i) the sale and leaseback of capital equipment, (ii) refinancing of certain existing capital equipment, and (iii) a capital expenditure line of credit, will provide sufficient funds to meet expected needs during fiscal 1998, including necessary working capital expansion to support anticipated revenue growth, investments in capital equipment and to service its indebtedness. Although management expects to be able to accomplish its plans, there is no assurance that it will be able to do so. Failure to accomplish these plans could have an adverse impact on the Company's liquidity and financial position.

Safe Harbor Statement

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company, include: risk of recession in the economies in which its products are sold, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, competition in pricing and continued globalization of the automotive supply base resulting in new competition in certain locations.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are set forth on pages 15 to 40 herein.

Item 9.  Disagreement on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

To the extent not included in Part I hereof, the information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 28, 1997.

Item 11.  Executive Compensation

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 28, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 28, 1997.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 28, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)1. Financial statements filed as part of this report are listed in the index appearing on page 15.

(a)2. Financial statement schedules required as part of this report are listed in the index appearing on page 15.

(a)3. Exhibits required as part of this report are listed in the index appearing on pages 42 - 44.

(b)   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PLYMOUTH RUBBER COMPANY, INC.
                                           (Registrant)


                                      By /s/ JOSEPH J. BERNS
                                         --------------------------
                                         Joseph J. Berns
                                         Vice President - Finance and  Treasurer

Date:   February 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 26, 1998.


   /s/ MAURICE J. HAMILBURG              President and Director
----------------------------------       (Principal Executive Officer)
       Maurice J. Hamilburg


   /s/ JOSEPH D. HAMILBURG               Director
----------------------------------
       Joseph D. Hamilburg


   /s/ SUSAN Y. FRIEDMAN                 Director
----------------------------------
       Susan Y. Friedman


   /s/ JANE H. GUY                       Director
----------------------------------
       Jane H. Guy


   /s/ MELVIN L. KEATING                 Director
----------------------------------
       Melvin L. Keating


   /s/ JAMES M. OATES                    Director
----------------------------------
       James M. Oates


   /s/ DUANE E. WHEELER                  Director
----------------------------------
       Duane E. Wheeler


   /s/ JOSEPH J. BERNS                   Vice President - Finance and Treasurer
----------------------------------       (Principal Financial Officer and
       Joseph J. Berns                   Principal Accounting Officer)

                          PLYMOUTH RUBBER COMPANY, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----

Report of Independent Accountants ........................................  16

Consolidated Balance Sheet at November 28, 1997 and November 29, 1996 .... 17-18

Consolidated Statement of Operations and Retained Earnings (Deficit)
   for each of the three years in the period ended November 28, 1997 .....  19

Consolidated Statement of Cash Flows for each of the three years in the period ended November 28, 1997 ........................................ 20-21

Notes to Consolidated Financial Statements ............................... 22-40

Reserves (Schedule II) ...................................................  41

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   PLYMOUTH RUBBER COMPANY, INC.

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page 15 present fairly, in all material respects, the financial position of Plymouth Rubber Company, Inc. and its subsidiaries at November 28, 1997 and November 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Boston, Massachusetts
January 30, 1998

                         PLYMOUTH RUBBER COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                   November 28,     November 29,
                                                       1997            1996
                                                   ------------    ------------

 Cash ..........................................   $     12,000    $         --
 Accounts receivable, less allowance for
  doubtful accounts of $314,000 and
  $195,000 at November 28,  1997 and
  November 29, 1996, respectively ..............     10,033,000       7,563,000

 Inventories:
    Raw materials ..............................      3,772,000       3,730,000
    Work in process ............................      1,472,000       1,962,000
    Finished goods .............................      5,208,000       5,633,000
                                                   ------------    ------------
                                                     10,452,000      11,325,000
                                                   ------------    ------------
 Deferred tax assets, net ......................      1,689,000       1,972,000
 Prepaid expenses and other current assets .....        873,000         744,000
                                                   ------------    ------------
    Total current assets .......................     23,059,000      21,604,000
                                                   ------------    ------------

PLANT ASSETS:
   Land ........................................        605,000         121,000
   Buildings ...................................      6,008,000       5,136,000
   Machinery and equipment .....................     22,778,000      21,966,000
   Construction in progress ....................      5,999,000         530,000
                                                   ------------    ------------
                                                     35,390,000      27,753,000
   Less: accumulated depreciation ..............    (18,049,000)    (17,937,000)
                                                   ------------    ------------
     Total plant assets, net ...................     17,341,000       9,816,000
                                                   ------------    ------------

OTHER ASSETS:
  Deferred tax assets, net .....................      2,346,000       2,802,000
  Other long-term assets .......................      1,318,000         528,000
                                                   ------------    ------------
     Total other assets ........................      3,664,000       3,330,000
                                                   ------------    ------------

                                                   $ 44,064,000    $ 34,750,000
                                                   ============    ============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    November 28,    November 29,
                                                        1997           1996
                                                    ------------   ------------
CURRENT LIABILITIES:
   Revolving line of credit ......................  $  8,221,000   $  5,189,000
   Trade accounts payable ........................     6,034,000      5,626,000
   Accrued expenses ..............................     3,212,000      3,664,000
   Current portion of long-term borrowings .......     2,138,000      1,538,000
   Current portion of product warranties .........       160,000        106,000
                                                    ------------   ------------
      Total current liabilities ..................    19,765,000     16,123,000
                                                    ------------   ------------

LONG-TERM LIABILITIES:
   Borrowings ....................................     9,874,000      5,430,000
   Pension obligation ............................     3,358,000      3,647,000
   Product warranties ............................       516,000        678,000
   Other .........................................     2,110,000      1,684,000
                                                    ------------   ------------
      Total long-term liabilities ................    15,858,000     11,439,000
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 2 and 12)

STOCKHOLDERS' EQUITY:
 Preferred stock $10 par value, authorized
   500,000 shares; no shares issued and
   outstanding ...................................            --             --
 Class A voting common stock, $1 par
   value, 1,500,000 shares
   authorized, 810,586 shares issued and
   outstanding at November 28, 1997
   and November 29, 1996 .........................       810,000        810,000
 Class B non-voting common stock $1 par
   value, 3,500,000 shares authorized,
   1,234,334 shares issued and outstanding at
   November 28, 1997 and 1,192,003 shares issued
   and outstanding at November 29, 1996 ..........     1,234,000      1,192,000
 Paid in capital .................................     9,067,000      9,086,000
 Retained earnings (deficit) .....................    (2,282,000)    (3,548,000)
 Cumulative translation adjustment ...............       (91,000)            --
 Pension liability adjustment, net of tax ........      (145,000)      (162,000)
 Deferred compensation ...........................      (152,000)      (190,000)
                                                    ------------   ------------
                                                       8,441,000      7,188,000
                                                    ------------   ------------
                                                    $ 44,064,000   $ 34,750,000
                                                    ============   ============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

      CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                     Year Ended
                                                     -------------------------------------------
                                                     November 28,    November 29,    December 1,
                                                         1997            1996            1995
                                                     ------------    ------------    -----------
Revenues:
   Net sales .....................................   $ 67,136,000    $ 57,181,000     53,293,000
                                                     ------------    ------------    -----------

Costs and Expenses:
   Cost of products sold .........................     51,191,000      43,964,000     40,621,000
   Selling, general and administrative ...........     12,854,000      10,329,000      9,395,000
   Pension curtailment loss ......................             --       1,571,000             --
                                                     ------------    ------------    -----------
                                                       64,045,000      55,864,000     50,016,000
                                                     ------------    ------------    -----------
Operating income .................................      3,091,000       1,317,000      3,277,000
Interest expense .................................     (1,513,000)     (1,262,000)    (1,401,000)
Foreign currency exchange loss ...................       (214,000)        (53,000)       (18,000)
Other income, net ................................        618,000          73,000         87,000
                                                     ------------    ------------    -----------
Income from continuing operations before income
 taxes ...........................................      1,982,000          75,000      1,945,000
Provision (benefit) for income taxes .............        716,000      (1,797,000)       (21,000)
                                                     ------------    ------------    -----------
Income from continuing operations ................      1,266,000       1,872,000      1,966,000
Discontinued operations, net of taxes ............             --              --      1,157,000
                                                     ------------    ------------    -----------
Net income .......................................      1,266,000       1,872,000      3,123,000
Retained earnings (deficit) at beginning of year .     (3,548,000)     (4,577,000)    (6,234,000)
Less stock dividends .............................             --        (843,000)    (1,466,000)
                                                     ------------    ------------    -----------
Retained earnings (deficit) at end of year .......   $ (2,282,000)   $ (3,548,000)    (4,577,000)
                                                     ============    ============    ===========

PER SHARE DATA:
PRIMARY EARNINGS PER SHARE:
   Income from continuing operations .............   $       0.58    $       0.84    $      0.89
   Income from discontinued operations ...........             --              --           0.52
                                                     ------------    ------------    -----------
   Net income ....................................   $       0.58    $       0.84    $      1.41
                                                     ============    ============    ===========
   Weighted average number of shares outstanding .      2,174,769       2,226,008      2,219,145
                                                     ============    ============    ===========

FULLY DILUTED EARNINGS PER SHARE:
   Income from continuing operations .............   $       0.58    $       0.84    $      0.88
   Income from discontinued operations ...........             --              --           0.51
                                                     ------------    ------------    -----------
   Net income ....................................   $       0.58    $       0.84    $      1.39
                                                     ============    ============    ===========
   Weighted average number of shares outstanding .      2,174,769       2,226,008      2,244,636
                                                     ============    ============    ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Year Ended
                                                        ------------------------------------------
                                                        November 28,    November 29,    December 1,
                                                            1997           1996            1995
                                                         -----------    -----------    -----------
CASH FLOWS RELATING TO OPERATING ACTIVITIES:
  Net Income .........................................   $ 1,266,000    $ 1,872,000    $ 3,123,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization ....................     1,439,000      1,112,000      1,051,000
    Deferred income tax expense (benefit) ............       593,000     (1,878,000)      (454,000)
    Curtailment loss .................................            --      1,571,000             --
    Provision for environmental reserves .............       202,000        233,000        100,000
    Amortization of deferred compensation ............        38,000         38,000         38,000
    Gain on sale of land .............................      (539,000)            --             --
  Changes in assets and liabilities:
    Accounts receivable ..............................    (1,478,000)    (1,122,000)        74,000
    Inventory ........................................     1,111,000       (591,000)    (2,111,000)
    Prepaid expenses .................................      (125,000)       550,000        105,000
    Other assets .....................................       (94,000)      (272,000)       181,000
    Accounts payable .................................       672,000       (505,000)     1,152,000
    Accrued expenses .................................      (380,000)      (168,000)       115,000
    Product warranties ...............................      (108,000)       (90,000)      (126,000)
    Other liabilities ................................       404,000       (113,000)      (113,000)
    Pension obligation ...............................      (900,000)      (200,000)      (566,000)
                                                         -----------    -----------    -----------
Net cash provided by operating activities ............     2,101,000        437,000      2,569,000
                                                         -----------    -----------    -----------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Capital expenditures ...............................    (7,615,000)    (1,935,000)    (1,712,000)
  Sale/leaseback of plant assets .....................       919,000        441,000        223,000
  Proceeds from sale of land .........................       539,000             --             --
  Acquisition of Cintas Adhesivas Nunez, S.A.,
   less cash acquired of $90,000  ....................    (2,154,000)            --             --
  Acquisition of certain assets of  Brite-Line
   Industries, Inc. ..................................      (497,000)      (211,000)            --
                                                         -----------    -----------    -----------
Net cash used in investing activities ................    (8,808,000)    (1,705,000)    (1,489,000)
                                                         -----------    -----------    -----------

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                                                                        Year Ended
                                                        ------------------------------------------
                                                        November 28,    November 29,    December 1,
                                                            1997           1996            1995
                                                         -----------    -----------    -----------
CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Net increase in revolving line of credit ...........   $ 2,814,000    $   858,000    $    69,000
  Proceeds from term debt ............................     5,771,000      6,657,000             --
  Payments of term debt ..............................    (1,654,000)    (4,459,000)    (1,022,000)
  Payments of revolving line of credit classified
    as non-current ...................................            --     (1,717,000)            --
  Payments on capital leases .........................      (223,000)      (160,000)      (160,000)
  Proceeds from insurance financing ..................       157,000        198,000        191,000
  Payments on insurance financing ....................      (170,000)      (187,000)      (249,000)
  Proceeds from exercises of options .................        23,000         78,000         91,000
                                                         -----------    -----------    -----------
Net cash provided by (used in) financing activities ..     6,718,000      1,268,000     (1,080,000)
                                                         -----------    -----------    -----------
Effect of exchange rate changes on cash ..............         1,000             --             --
                                                         -----------    -----------    -----------
Net change in cash ...................................        12,000             --             --
Cash at the beginning of the period ..................            --             --             --
                                                         -----------    -----------    -----------
Cash at the end of the period ........................   $    12,000    $        --    $        --
                                                         ===========    ===========    ===========

                Supplemental Disclosure of Cash Flow Information

Cash paid for interest ...............................   $ 1,632,000    $ 1,249,000    $ 1,410,000
                                                         ===========    ===========    ===========
Cash paid for income taxes ...........................   $   171,000    $   422,000    $   169,000
                                                         ===========    ===========    ===========

                The accompanying Notes to Consolidated Statements
               are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

A. The Company -- Plymouth Rubber Company, Inc. manufactures and supplies rubber and vinyl products to a broad range of markets, including the electrical supply industry, utilities, automotive and other Original Equipment Manufacturers and highway striping contractors.

B. Principles of Consolidation -- The consolidated financial statements include the accounts of Plymouth Rubber Company, Inc. and its wholly-owned subsidiaries, Brite-Line Technologies, Inc. and Plymouth Rubber Europa, S.A. Significant intercompany accounts and transactions have been eliminated in consolidation.

C. Inventories -- Inventories are valued at the lower of cost, determined principally on the first-in, first-out method, or market.

D. Plant Assets -- Plant assets are stated at cost. Additions, renewals and betterments of plant assets, unless of relatively minor amounts, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight-line method based upon the estimated useful lives of 15-45 years for buildings and 3-14 years for machinery and equipment. The cost and related accumulated depreciation of fully depreciated and disposed of assets are removed from the accounts. The Company wrote off approximately $2.7 million and approximately $2.0 million of fully depreciated and disposed of plant assets in 1997 and 1996, respectively.

E. Environmental Matters -- Environmental expenditures that relate to current operations or to an existing condition caused by past operations are expensed. Liabilities are recorded without regard to possible recoveries from third parties, including insurers, when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated (see Note 12). During October, 1996, the American Institute of Certified Public Accountants issued Statement of Position #96-1, Environmental Remediation Liabilities (SOP #96-1). SOP #96-1 provides guidance on the timing, accrual and measurement of environmental liabilities and was required for the Company for fiscal 1997. Adoption of SOP #96-1 did not materially affect the Company's environmental liabilities and related disclosures.

F. Retirement Plans -- The Company provides certain pension and health benefits to retired employees. Pension costs are accounted for in accordance with Financial Accounting Standards Board Statement (FAS) #87 (Employers' Accounting for Pensions). Unrecognized pension gains and losses are amortized on a straight line basis over ten years. The cost of postretirement health benefits is accrued during the employees' active service period in accordance with FAS #106 "Employers' Accounting for Postretirement Benefits Other than Pensions". In August, 1996 the Company elected to freeze its Defined Benefit Pension Plan, which resulted in the recognition of a curtailment loss in accordance with FAS#88 (Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits)(see Note 6).

G. Income Taxes -- The Company reports income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the Company's assets and liabilities (see Note 4).

H. Earnings Per Share -- All per share calculations are computed based on the weighted average number of common shares outstanding during the year, adjusted for the impact of the Company's stock dividends, stock option plans and outstanding stock warrants (see Note 7). In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share. FAS 128, which is effective for both interim and annual periods ending after December 15, 1997, requires the disclosure of basic and diluted earnings per share as well as certain other disclosures. Basic and diluted earnings per share, as computed under the

                          PLYMOUTH RUBBER COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies (Continued)

      new standard, are not materially different from the Company's current presentation of primary and fully diluted earnings per share, respectively, and accordingly, proforma disclosure is not presented herein.

I. Reclassifications and Change in Manner of Presentation -- Certain reclassifications of prior year balances have been made to conform to the current presentation. In addition, in fiscal 1995, the Company presented certain recoveries ($1,157,000 net of tax) from previously discontinued operations as other income included in continuing operations. In the current year the Company has changed the manner in which these recoveries are presented and has shown them as part of discontinued operations in the fiscal 1995 Consolidated Statement of Operations and Retained Earnings (Deficit).

J. Fair Value of Financial Instruments -- The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amount of the Company's fixed rate long-term debt also approximates fair value based on current rates for similar debt.

K. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

L. Stock-Based Employee Compensation Plans -- Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS
      123), became effective for fiscal years beginning after December 15, 1995. As permitted under FAS 123, the Company has decided to continue accounting for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) (See Note 8).

M. Foreign Currencies -- Assets and liabilities recorded in foreign currencies on the books of the Company's foreign subsidiary are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year.

Note 2 -- Borrowing Arrangements and Financing Commitments

On January 29, 1997, the Company entered into a new loan agreement in the amount of up to $4,550,000 with an equipment lender to finance the purchase of a vinyl calender which was delivered in November, 1997, and is expected to be operational in the second quarter of 1998. The Company borrowed $4,050,000 under this agreement in January, 1997 to make a down payment on the equipment and to pay down its revolving line of credit with its primary lender with the balance of the funds. The Company opened a letter of credit, which reduced its availability under the revolving line, as security for the balance of the purchase price of the equipment. The new loan agreement called for interest only payments at LIBOR plus 2.60% on the outstanding balance until conversion to a term loan. On December 3, 1997 the Company converted the outstanding balance into a ten year term loan bearing interest of 8.54%. The loan agreement calls for monthly interest only payments of $28,823 beginning in January 1998 through May 1998. Monthly principal and interest payments are $69,680 beginning June 1998 through May 2003. Thereafter, the monthly principal and interest payments reduce to $20,644. The Company anticipates drawing the final $500,000 under this loan agreement upon acceptance of the equipment in order to repay remaining amounts due to the equipment vendor. This amount will also have a ten year amortization and will bear interest at 2.55% over the ten year treasury bill rate.

In January 1997, in connection with the purchase of Cintas Adhesivas Nunez S.A. ("CANSA")(See Note 3), payment of a portion of the purchase price in the amount of 37,500,000 pesetas was deferred. This amount plus interest of 8.0%, is

                          PLYMOUTH RUBBER COMPANY, INC.

Note 2 -- Borrowing Arrangements and Financing Commitments (Continued)

payable in three annual installments of 12,500,000 pesetas, plus accrued interest, beginning December 31, 1999. At November 28, 1997 the outstanding balance of approximately $270,000 is included in Borrowings in the accompanying Consolidated Balance Sheet.

On April 11, 1997, Plymouth Rubber Europa, S.A., a subsidiary of the Company, entered a term loan arrangement with a Spanish Bank syndicate in the original amount of 250,000,000 pesetas (approximately $1,721,000) due April, 2007, secured by a first interest in real property and supported by a bank guarantee in the amount of $500,000. The loan agreement calls for semi-annual principal payments of 12,500,000 pesetas (approximately $86,000), and quarterly interest payments. The outstanding balance bears interest at the one year Madrid inter-bank market rate (MIBOR) plus 1.25%, adjusted quarterly.

The revolving line of credit and term debt of the Company consisted of the following as of:

                                                                                November 28,      November 29,
                                                                                   1997               1996
                                                                                -----------       -----------
Short-term borrowings under a revolving line of credit, secured by a first interest in accounts receivable, inventory, equipment and other personal property with interest charged at prime plus
1/4%. At November 28, 1997, the Company had approximately
$1,000,000 in unused borrowing availability on its revolving line
of credit. The interest rate at November 28, 1997 was 8.75% ..................  $ 8,221,000       $ 5,189,000
                                                                                ===========       ===========

Term debt, in the original principal amount of $3,000,000, due
June 2001, secured by a first interest in real property. Monthly principal payments of $50,000 plus interest at prime plus 1/4%
are required. The interest rate at November 28, 1997 was 8.75% ...............  $ 1,950,000       $ 2,800,000

Term debt, in the original principal amount of $3,657,000, due December,
2000, secured by a first interest in certain equipment. Monthly payments of
$75,094 including interest at 8.53% are required. ............................    2,433,000         3,150,000

Term debt, in the original principal amount of $4,050,000, due
May, 2008, secured by a first interest in certain equipment.
Monthly payments will be interest only of $28,823 until June,
1998 when payments will be $69,680, including interest at 8.54%.
In June, 2003, the remaining debt will be amortized over five
years, giving a monthly payment of $20,644, including interest ...............    4,050,000                --

Term debt, in the original principal amount of 250,000,000 pesetas
(approximately $1,721,000), due April, 2007, secured by a first interest in real property. Semi-annual principal payments of 12,500,000 pesetas
(approximately $86,000), with interest paid quarterly at the one year Madrid inter-bank market rate (MIBOR) plus 1.25%, adjusted quarterly. The interest
rate at November 28, 1997, was 6.375% ........................................    1,596,000                --

Term debt, in the principal amount of 37,500,000 pesetas
(approximately $270,000 at November 28, 1997) plus interest at
8.0%, payable in three annual installments of 12,500,000 pesetas,
plus accrued interest, beginning December 31, 1999 ...........................      270,000                --

Capital lease obligations (see Note 10) ......................................    1,713,000         1,018,000
                                                                                -----------       -----------
                                                                                 12,012,000         6,968,000
Less current portion .........................................................    2,138,000         1,538,000
                                                                                -----------       -----------
                                                                                $ 9,874,000       $ 5,430,000
                                                                                ===========       ===========

                          PLYMOUTH RUBBER COMPANY, INC.

Note 2 -- Borrowing Arrangements and Financing Commitments (Continued)

The Company's revolving credit loan and long term debt agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lender and specify that the Company meet certain financial requirements, including certain net worth, fixed charge and EBITDA coverage ratios and minimum working capital levels. In addition, for borrowings classified as short-term, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. The short-term borrowings are also payable on demand.

The Company was in compliance with all of its financial covenants as of November 28, 1997. During 1998, however, several of these covenants will become more restrictive. Based upon current projections, the Company may not meet certain of these covenants during 1998. With respect to this, management is currently negotiating with the applicable lender to revise these covenants. Should less restrictive financial covenants not be negotiated prior to the end of the first quarter of 1998, a portion of the Company's long-term debt may be classified on its balance sheet as current at that time. At November 28, 1997, long-term debt subject to such potential reclassification was approximately $5,512,000.

Maturities of long-term obligations in the next five years are: 1998 - $2,138,000; 1999 - $2,515,000; 2000 - $2,690,000; 2001 - $1,380,000; and 2002
and thereafter - $3,289,000.

Note 3 - Acquisitions

On January 3, 1997, Plymouth Rubber Europa S.A., a newly-formed, wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding shares of Cintas Adhesivas Nunez S.A., a privately owned company, located in Porrino, Spain, for approximately 366,500,000 pesetas (approximately $2,900,000). 309,500,000 pesetas (approximately $2,449,000) were paid at closing, with funds borrowed under the Company's existing line of credit. An additional 37,500,000 pesetas (approximately $297,000) will be payable in three annual installments, plus interest, beginning December 31, 1999. An additional 19,462,000 pesetas (approximately $154,000) was paid in April, 1997, reflecting the change in the acquired company's equity from February 29, 1996 through December 31, 1996. Plymouth Rubber Europa, S.A., refinanced a 250,000,000 pesetas (approximately $1,721,000) loan through a Spanish bank in April, 1997, and repaid 219,500,000 pesetas (approximately $1,510,000) to the Company which, in turn, reduced its borrowings made on the existing line of credit. Plymouth Rubber Europa, S.A., produces and markets vinyl and cloth-based insulating tapes from the facility in Porrino, Spain.

The acquisition was recorded on the acquiring company's balance sheet as a purchase valued at an estimated $2,900,000 plus acquisition costs of $200,000. Cintas Adhesivas Nunez S.A. operates as a wholly-owned subsidiary of Plymouth Rubber Europa S.A. The purchase price was allocated to assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of purchase price over assets acquired and liabilities assumed was approximately $1,020,000, and is being amortized on a straight line basis over ten years. Amortization expense for the period ended November 28,1997 was approximately $94,000.

The aggregate purchase price was allocated as follows:

Working capital ........................       $  320,000
Plant assets ...........................        1,660,000
Goodwill ...............................        1,020,000
Other ..................................          100,000
                                               ----------
                                               $3,100,000
                                               ==========

                         PLYMOUTH RUBBER COMPANY, INC.

Note 3 - Acquisitions -- (Continued)

On October 4, 1996, through its wholly owned subsidiary, LB Acquisition Corp., the Company acquired certain assets of Brite-Line Industries, Inc. ("Brite-Line") out of foreclosure from Brite-Line's senior secured creditors for a cost of $150,000, paid with funds borrowed under the Company's existing line of credit. In connection with the acquisition, the Company guaranteed $2,100,000 of Brite-Line accounts receivable. As of November 29, 1996, the Company estimated that it would be required to pay $600,000 under this guarantee, and had accrued this amount in Accounts Payable in the accompanying Consolidated Balance Sheet. During 1997, the Company made net payments in the amount of $497,000 to discharge its obligation under this agreement. LB Acquisition Corp., which was renamed Brite-Line Technologies, Inc., produces and markets rubber-based highway marking tapes from the Denver, Colorado facility formerly occupied by Brite-Line Industries, Inc.

The transaction was accounted for as a purchase. The aggregate purchase price of $708,000, which included a shortfall on the accounts receivable guarantee of $407,000, and transaction costs, relocation costs and severance pay related to the acquisition, was allocated as follows:

Inventory ..............................   $401,000
Plant assets ...........................    307,000
                                           --------
                                           $708,000
                                           ========

The following represents the unaudited pro forma consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred at the beginning of each respective period, after giving effect to certain pro forma adjustments. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of the respective dates.

                                                         Year Ended
                                        ---------------------------------------
                                        November 28,  November 29,  December 1,
                                            1997          1996          1995
                                        -----------   -----------   -----------
Revenue ..............................  $67,446,000   $63,944,000   $59,383,000
Income from continuing operations ....  $ 1,227,000   $   833,000   $ 1,815,000
Net income ...........................  $ 1,227,000   $   833,000   $ 2,972,000
Earnings per share ...................  $      0.56   $      0.37   $      1.34

The Company's fiscal year ended on November 28, 1997, November 29, 1996 and December 1, 1995. Brite-Line operated on a March 31 fiscal year end and CANSA operated on a calendar year. The results of operations for the Company for the year ended November 28, 1997, were combined with the results of operations of CANSA for the month ended December 31, 1996, to determine the proforma results of operations for the year ended November 28, 1997. The results of operations for the Company for the year ended November 29, 1996, which included two months of Brite-Line, were combined with the results of operations of Brite-Line for the nine months ending July 31, 1996 (the last month of operations of Brite-Line) and the results of operations of CANSA for the year ended December 31, 1996, to determine the pro forma results of operations for the year ended November 29, 1996. The results of operations for the Company for the year ending December 1, 1995 were combined with the results of operations of Brite-Line for the twelve months end February 29, 1996, to determine the pro forma results of operations for the year ended December 1, 1995. The unaudited revenues and net loss of Brite-Line during the four-month over-lapping period ended February 29, 1996 were $1,254,000 and $(1,241,000), respectively.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 4 - Income Taxes

Income from continuing operations before income taxes consist of the following:

                                                         Year Ended
                                        ---------------------------------------
                                        November 28,  November 29,  December 1,
                                            1997          1996          1995
                                        -----------   -----------   -----------
 U.S ................................   $ 1,908,000   $    75,000   $ 1,945,000
 Foreign ............................        74,000            --            --
                                        -----------   -----------   -----------
Total ...............................   $ 1,982,000   $    75,000   $ 1,945,000
                                        ===========   ===========   ===========

The provision (benefit) for income taxes consists of the following:

                                                         Year Ended
                                        ---------------------------------------
                                        November 28,  November 29,  December 1,
                                            1997          1996          1995
                                        -----------   -----------   -----------
Current:
   Federal ..........................   $    23,000   $    36,000   $    53,000
   State ............................        70,000        45,000       443,000
   Foreign ..........................        30,000            --            --
                                        -----------   -----------   -----------
                                            123,000        81,000       496,000
                                        -----------   -----------   -----------
Deferred:
   Federal ..........................   $   560,000   $(1,483,000)  $  (362,000)
   State ............................        33,000      (395,000)      (92,000)
                                        -----------   -----------   -----------
                                            593,000    (1,878,000)     (454,000)
                                        -----------   -----------   -----------
Total ...............................   $   716,000   $(1,797,000)  $    42,000
                                        ===========   ===========   ===========

The significant components of deferred taxes as follows:

                                                         Year Ended
                                        ---------------------------------------
                                        November 28,  November 29,  December 1,
                                            1997          1996          1995
                                        -----------   -----------   -----------
Deferred tax expense (benefit)
  exclusive of the valuation
  allowance component listed below ..   $   671,000   $    (5,000)  $   977,000
Decrease in the valuation
   allowance ........................       (78,000)   (1,873,000)   (1,431,000)
                                        -----------   -----------   -----------
Total ...............................   $   593,000   $(1,878,000)  $  (454,000)
                                        ===========   ===========   ===========

                          PLYMOUTH RUBBER COMPANY, INC.

Note 4 - Income Taxes -- (Continued)

The components of the net deferred tax asset are as follows:

                                                     November 28,   November 29,
                                                         1997           1996
                                                     -----------    -----------
Deferred tax asset:
Pension obligations ..............................   $ 1,622,000    $ 1,879,000
Federal net operating loss (NOL) carryforwards ...       573,000      1,058,000
Federal investment tax credit (ITC) carryforwards        331,000        409,000
Postretirement benefits ..........................       425,000        422,000
Environmental reserves ...........................       494,000        459,000
Other ............................................       993,000        974,000
                                                     -----------    -----------
Total gross deferred tax assets ..................     4,438,000      5,201,000
Valuation allowance ..............................       (93,000)      (171,000)
                                                     -----------    -----------
                                                       4,345,000      5,030,000
Deferred tax liability:
Plant assets .....................................      (310,000)      (256,000)
                                                     -----------    -----------
      Net deferred tax asset .....................   $ 4,035,000    $ 4,774,000
                                                     ===========    ===========

The valuation allowance for deferred tax assets was reduced in 1997 by $78,000 and in 1996 by $1,873,000. The reduction in the valuation allowance during 1996 was based upon revised estimates of future taxable income and the ability to significantly increase capital expenditures to provide the capacity required to meet expected demand for insulating, automotive and industrial tapes and films. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $10 million in future years. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that the net deferred tax asset will be realized. The remaining valuation allowance is maintained against federal investment tax credits which will expire in 1998 and are not expected to be utilized.

The Company has NOL carryforwards of approximately $1,687,000 at November 28, 1997. These carryforwards, along with their expiration dates, are as follows:

                 Year of
                Expiration         Amount
                ----------         ------

                 2003             791,000
                 2004              77,000
                 2005             502,000
                 2006             317,000
                               ----------
                               $1,687,000
                               ==========

                          PLYMOUTH RUBBER COMPANY, INC.

Note 4 - Income Taxes -- (Continued)

In addition, the Company has ITC carryforwards of $331,000, which expire during the period 1998 through 2001. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of NOL carryforwards which could be utilized, and restrictions on the utilization of ITC carryforwards. Approximately $78,000 of federal ITC carryforwards expired and the associated deferred tax assets were written off in the current year against the valuation allowance.

A reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations for the years ended November 28, 1997, November 29, 1996, and December 1, 1995, is as follows:

                                                         Year Ended
                                        ---------------------------------------
                                        November 28,  November 29,  December 1,
                                            1997          1996          1995
                                        -----------   -----------   -----------
Tax computed at statutory rate ......   $   674,000   $    25,000   $   661,000
State income taxes, net of U.S. .....
   income tax benefit ...............        97,000       (99,000)      184,000
Valuation allowance reduction, net ..            --    (1,707,000)     (926,000)
Effect of foreign operations ........       (26,000)           --
Other ...............................       (29,000)      (16,000)       60,000
                                        -----------   -----------   -----------
                                        $   716,000   $(1,797,000)  $   (21,000)
                                        ===========   ===========   ===========
Effective income tax rate ...........          36.1%     (2,396.0)%         1.1%
                                        ===========   ===========   ===========

Of the total reduction made to the deferred tax valuation allowance in fiscal 1995 approximately $505,000 pertained to the income from discontinued operations of $1,157,000, which was net of tax of $63,000. Federal and state income taxes on income from discontinued operations were calculated at the applicable rates in effect for the Company at that time.

Note 5 - Accrued Expenses

The Company's accrued expenses consist of the following:

                                                    November 28,    November 29,
                                                        1997            1996
                                                    -----------     -----------
Accrued payroll and related benefits .........       $1,063,000     $ 1,464,000
Accrued pension contributions ................          437,000       1,077,000
Other ........................................        1,712,000       1,123,000
                                                    -----------     -----------
                                                    $ 3,212,000     $ 3,664,000
                                                    ===========     ===========

Note 6 - Retirement and Other Benefit Plans

The Company has a non-contributory, defined benefit pension plan and a contributory, defined contribution profit sharing trust, covering substantially all employees. The Company's defined benefit pension plan provides benefits for stated amounts for each year of service through fiscal 1996 after which time benefits have been frozen. The Company's funding policy for the pension plan is to make contributions at least equal to the minimum required by the applicable regulations. The Company's defined contribution profit sharing trust allocates Company contributions based upon a combination of

                          PLYMOUTH RUBBER COMPANY, INC.

Note 6 - Retirement and Other Benefit Plans -- (Continued)

annual pay and employee elective deferral of pay. The Company may make a discretionary contribution to the profit sharing trust. During 1997, 1996 and 1995, the Company accrued $242,000, $200,000, and $250,000 of profit sharing expense, respectively.

Net periodic pension costs for the pension plan for the years ended November 28, 1997, November 29, 1996, and December 1, 1995 are as follows:

                                                         Year Ended
                                        ---------------------------------------
                                        November 28,  November 29,  December 1,
                                            1997          1996          1995
                                        -----------   -----------   -----------
Service cost-benefits earned
  during the period .................   $        --   $   138,000   $   109,000
Interest on projected
  benefit obligation ................       948,000       960,000     1,019,000
Actual return on assets .............    (1,414,000)   (1,521,000)   (1,494,000)
Net amortization and deferral .......       610,000     1,204,000     1,273,000
                                        -----------   -----------   -----------
    Net periodic pension costs ......   $   144,000   $   781,000   $   907,000
                                        ===========   ===========   ===========

Assumptions used in determining net periodic cost:

Discount rate ........................   7.25%     7.25%      8.50%
Long term rate of return on assets ...   9.00%     9.00%      9.00%

In August, 1996, the Company decided to curtail the non-contributory defined benefit pension plan with respect to the earning of future benefits, effective November 30, 1996. This curtailment resulted in the immediate recognition in the third quarter of fiscal 1996 of the remaining unrecognized net obligation at transition of $1,571,000.

The following table details the plan's funding status and the amounts recognized in the accompanying financial statements, utilizing a discount rate of 6.75% at November 28, 1997 and 7.25% at November 29, 1996.

                                                November 28,       November 29,
                                                     1997               1996
                                                ------------       ------------
Vested benefits ..........................      $ 13,755,000       $ 13,464,000
Nonvested benefits .......................           344,000            309,000
                                                ------------       ------------
Projected benefit obligation .............        14,099,000         13,773,000

Plan assets at fair value ................        10,304,000          9,049,000
                                                ------------       ------------
Projected benefit obligation in
  excess of plan assets ..................         3,795,000          4,724,000
Unrecognized net actuarial losses ........          (241,000)          (271,000)
Adjustment required to
  recognize minimum
  liability ..............................           241,000            271,000
                                                ------------       ------------
Accrued pension costs ....................      $  3,795,000       $  4,724,000
                                                ============       ============

                          PLYMOUTH RUBBER COMPANY, INC.

Note 6 - Retirement and Other Benefit Plans -- (Continued)

The following table details the plan assets held at fair market value as of November 28, 1997 and November 29, 1996:

                                                November 28,        November 29,
Assets                                              1997               1996
------                                          -----------         ----------
Common Stock ........................           $ 3,315,000         $6,150,000
Bonds ...............................             3,098,000          2,702,000
Cash ................................             3,891,000            197,000
                                                -----------         ----------
                                                $10,304,000         $9,049,000
                                                ===========         ==========

The Company, in accordance with FAS #87, had an adjusted minimum pension liability of $271,000 at November 29, 1996, which represented the excess of minimum accumulated net benefit obligation over previously recorded pension liabilities. This amount has been adjusted to $241,000 as of November 28, 1997, to reflect current valuations utilizing a discount rate of 6.75%. Also, as provided for in FAS #87, a charge to stockholders' equity of $145,000, net of $96,000 of deferred taxes, is recorded in Stockholders' Equity and Deferred Taxes-noncurrent, respectively, in the accompanying Consolidated Balance Sheet.

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

The components of net postretirement expense are as follows:

                                                         Year Ended
                                        ---------------------------------------
                                        November 28,  November 29,  December 1,
                                            1997          1996          1995
                                        -----------   -----------   -----------
Service cost ........................   $    27,000   $    27,000   $    21,000
Interest cost .......................        52,000        57,000        60,000
Amortization of gain or loss ........        (9,000)       (4,000)      (10,000)
                                        -----------   -----------   -----------
                                        $    70,000   $    80,000   $    71,000
                                        ===========   ===========   ===========

The status of the Company's unfunded postretirement benefit obligation, which is included in Other Liabilities in the accompanying Consolidated Balance Sheet, is as follows:

                                                      November 28,  November 29,
                                                          1997           1996
                                                      -----------   -----------
Retirees .........................................    $   367,000   $   356,000
Fully eligible active plan
  participants ...................................         65,000        47,000
Other active plan participants ...................        365,000       437,000
                                                      -----------   -----------
Accumulated postretirement
  benefit obligation .............................        797,000       840,000
Unrecognized gain ................................        198,000       148,000
                                                      -----------   -----------
Accrued postretirement benefit
  costs ..........................................    $   995,000   $   988,000
                                                      ===========   ===========

                         PLYMOUTH RUBBER COMPANY, INC.

Note 6 - Retirement and Other Benefit Plans -- (Continued)

In determining the Accumulated Projected Benefit Obligation (the "APBO"), the weighed average discount rate was assumed to be 6.75%. The assumed health care cost trend was 8.0% in 1997, declining gradually to 6.7% in 2000 and to 6.0% in 2005. A one percent increase in the assumed health care cost trend rate would increase the service and interest cost components of net postretirement benefit expense for 1997 by approximately $7,000, as well as increase the APBO at November 28, 1997 by approximately $38,000.

Note 7 - Common Stock and Earnings Per Share

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

The Company has authorized a class of preferred stock. To date no shares have been issued.

Common stock activity was as follows:

                                                    Shares                  Common Stock
                                            ----------------------    ------------------------      Paid in
                                             Class A      Class B      Class A       Class B        Capital
                                            --------    ----------    ---------    -----------    -----------
Balance at December 1, 1995 .............    810,586     1,054,201    $ 810,000    $ 1,054,000    $ 8,303,000

Issuance of Class B common stock under
  stock option plans ....................                   44,484                      44,500         49,500
Shares exchanged in connection
  with exercise under stock
  option plans ..........................                   (1,558)                     (1,500)       (14,500)
5% stock dividend .......................                   94,876                      95,000        748,000
                                            --------    ----------    ---------    -----------    -----------

Balance at November 29, 1996 ............    810,586     1,192,003      810,000      1,192,000      9,086,000

Issuance of Class B common stock under
  stock option plans ....................                   60,564                      60,000         57,000
Shares exchanged in connection
  with exercise under stock
  option plans ..........................                  (18,233)                    (18,000)       (76,000)
                                            --------    ----------    ---------    -----------    -----------

Balance at November 28, 1997 ............    810,586     1,231,334    $ 810,000    $ 1,234,000    $ 9,067,000
                                            ========    ==========    =========    ===========    ===========

                          PLYMOUTH RUBBER COMPANY, INC.

Note 7 - Common Stock and Earnings Per Share -- (Continued)

The per share data on the Statement of Operations and Retained Earnings (Deficit) were determined as follows:

Common and Common Equivalent Shares (Primary Basis):

                                        November 28,  November 29,  December 1,
                                            1997          1996          1995
                                        -----------   -----------   -----------
Average shares outstanding ..........     2,025,991     1,994,835     1,935,654
Adjustment thereto (1) ..............       148,778       231,173       283,491
                                        -----------   -----------   -----------
Weighted average shares outstanding .     2,174,769     2,226,008     2,219,145
                                        ===========   ===========   ===========

Common and Common Equivalent Shares (Fully Diluted Basis):

                                        November 28,  November 29,  December 1,
                                            1997          1996          1995
                                        -----------   -----------   -----------
Average shares outstanding ..........     2,025,991     1,994,835     1,935,654
Adjustment thereto (2) ..............       148,778       231,173       308,982
                                        -----------   -----------   -----------
Weighted average shares outstanding .     2,174,769     2,226,008     2,244,636
                                        ===========   ===========   ===========

(1) Adjustment for options and warrants under the treasury stock method using the average market value during the period.

(2) Same as (1) except using the market value at the end of the period, if greater than the average market value during the period.

Note 8 - Stock Option and Stock Purchase Plans

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

                          PLYMOUTH RUBBER COMPANY, INC.

Note 8 - Stock Option and Stock Purchase Plans -- (Continued)


Of the total options issued and outstanding under the 1992 Plan, 93,500 (with exercise prices ranging from $2.17 to $2.38) were issued with variations from the standard form. These options were originally only exercisable for five years from the date of grant and could not be exercised unless the closing price of the Company's Class B common stock on the American Stock Exchange had been no less than $10.39 on each of at least twenty days in any consecutive sixty day period during the twelve months immediately preceding the date of the exercise and unless the average daily closing price of the Common Stock during the sixty day period immediately prior to the date of exercise was not less than $10.39 (the "price hurdle").

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

                          PLYMOUTH RUBBER COMPANY, INC.

Note 8 - Stock Option and Stock Purchase Plans -- (Continued)

A summary of the Company's stock option plans as of November 28, 1997, November 29, 1996, and December 1, 1995, and the changes during the years ending on those dates are presented below:

                                                                        Weighted
                                                                        Average
                                                         Number of      Exercise
                                                           Shares        Price
                                                         ---------      --------
Outstanding at December 2, 1994 .....................      389,583      $   2.46
Options granted .....................................       69,300          7.68
Options exercised ...................................      (29,250)         1.72
                                                         ---------      --------
Outstanding at December 1, 1995 .....................      429,633          3.35
Options granted .....................................       17,325          8.69
Options exercised ...................................      (44,484)         2.10
                                                         ---------      --------
Outstanding at November 29, 1996 ....................      402,474          3.72
Options granted .....................................       40,000          5.16
Options exercised ...................................      (60,564)         1.95
Options expired .....................................       (2,417)         1.52
                                                         ---------      --------
Outstanding at November 28, 1997 ....................      379,493      $   4.17
                                                         =========      ========

The following table summarizes information about all stock options outstanding at November 28, 1997:

                                              Weighted                 Weighted
                   Range        Number of     Average     Number of    Average
   Year of        Exercise       Options      Exercise     Options     Exercise
  Expiration       Price       Outstanding     Price     Exercisable    Price
 -----------  --------------   -----------   ----------  -----------   --------
     1998     $     1.51            33,039   $     1.51       33,039   $   1.51
     2002       2.16 - 3.79        177,294         2.25       82,593       2.26
     2004           5.95            42,735         5.95       31,187       5.95
     2005           7.68            69,100         7.68       69,100       7.68
     2006           8.69            17,325         8.69        5,775       8.69
     2007       4.25 - 7.12         40,000         5.16           --         --
                               -----------               -----------
                                   379,493                   221,694
                               ===========               ===========

The options outstanding at November 28, 1997 expire at various times in 1998 through 2007.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the fair value of options grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the grants in 1997 (no employee grants were made during fiscal 1995 or fiscal 1996); no dividend yield, risk-free interest rate of 6.50%, expected option life of 10 years, and an expected volatility factor of 26%. The proforma effect of these options on net income and primary and fully diluted earnings per share was not material. As such the impact is not necessarily indicative of the effects on reported net income of future years.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 8 - Stock Option and Stock Purchase Plans -- (Continued)

At November 28, 1997 and November 29, 1996, 15,828 shares of the Company's Class B non-voting common stock were reserved for issuance to employees at a purchase price of not less than $1.00 per share under the Company's Executive Incentive Stock Purchase Plan. Shares issued under the plan are restricted as to disposition by the employees, with such restrictions lapsing over periods ranging from five to nine years from the date of issuance. If the participant's employment is terminated during the restricted period, his shares are required to be offered to the Company for repurchase at the original purchase price. Repurchased shares totaled 3,720 at November 28, 1997 and November 29, 1996. During 1997 and 1996 no shares were repurchased or issued. At November 28, 1997 and November 29, 1996, 30,452 shares were outstanding.

Note 9 - Significant Customer and Export Sales

The Company has one customer, whose operations are primarily in the automotive industry, which accounted for 33%, 36% and 36% of net sales in 1997, 1996, and 1995, respectively. At November 28, 1997, accounts receivable included approximately $2,164,000 due from this customer.

The Company conducts business in foreign countries both by exporting products from the United States and through its wholly-owned subsidiary, Plymouth Rubber Europa, S.A., located in Porrino, Spain. Products are exported to foreign customers, primarily in Europe. Export sales from the United States were approximately 15%, 14%, and 12% of total sales in 1997, 1996, and 1995, respectively.

Note 10 - Leases

Included in Plant Assets in the accompanying Consolidated Balance Sheet is leased property under capital leases as follows:

                                                      November 28,  November 29,
                                                          1997          1996
                                                      -----------   -----------
Machinery and equipment ..........................    $ 3,132,000   $ 2,213,000
Less accumulated amortization ....................      1,283,000     1,123,000
                                                      -----------   -----------
                                                      $ 1,849,000   $ 1,090,000
                                                      ===========   ===========

The Company entered into agreements for the sale and lease back of certain machinery and equipment in the aggregate amount of $919,000 and $874,000 in 1997 and 1996, respectively. The leases are for periods of 5 years, at the end of which the Company has buy out options. The leases have been accounted for in accordance with Statement of Financial Accounting Statements No. 13 "Accounting for Leases". Amortization of the property under capital leases is included in depreciation expense.

The following is a schedule by year of future minimum lease payments under capital leases at November 28, 1997:

      1998 ...................................................    $   539,000
      1999....................................................        531,000
      2000....................................................        460,000
      2001....................................................        298,000
      2002....................................................        227,000
                                                                  -----------
      Total minimum lease payments ...........................      2,055,000
      Less: Amount representing interest .....................        342,000
                                                                  -----------
                                                                  $ 1,713,000
                                                                  ===========

                          PLYMOUTH RUBBER COMPANY, INC.

Note 10- Leases -- (Continued)

Minimum annual rentals under noncancelable operating leases (which are principally for equipment) are as follows:

      1998....................................................     $ 443,000
      1999....................................................       451,000
      2000....................................................       353,000
      2001....................................................            --
      2002....................................................            --

Total rental expense for 1997, 1996 and 1995 was $1,231,100, $800,000, and
$631,000, respectively. Included in the total rental expense in each year are the warehousing costs incurred at various locations. The cost of keeping inventory at these warehouses is primarily determined on a usage basis.

Note 11 - Transactions with Related Parties

The Company has consulting agreements with two Directors of the Company, under which they provide the Company with various consulting services. During 1997, 1996 and 1995, consulting fees of $151,400, $115,500, and $111,000, respectively, were paid pursuant to these agreements.

Note 12 - Commitments and Contingencies

Litigation

In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 99% of these warranties had expired prior to the end of 1995, and the last of the ten year warranties expired in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter.) The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience. Some warranty holders have filed claims or brought suits currently aggregating approximately $721,000 against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $676,000 reserve recorded at November 28, 1997 is adequate provision for the Company's remaining warranty obligations.

The Company was the plaintiff in a legal action against one supplier of materials previously used in the Company's discontinued roofing materials business. The Company claimed substantial monetary damages based on the failure of the subject materials to perform as expected. On or about September 11, 1995, the legal action was settled for a cash payment of $825,000 by the defendant, which resulted in an $804,000 gain (net of taxes of $21,000) that is included in Discontinued Operations within the Statement of Operations and Retained Earnings.

The Company was the plaintiff in a legal action against another party relating to the Company's previously discontinued consumer products business. The Company claimed monetary damages based on the Defendant's unfair competition and interference with advantageous contracts resulting in lost sales and a diminution in the sale price of the business the Company may have suffered. On or about December 9, 1994, the Company reached agreement to settle its suit in the amount of $395,000 which resulted in a $353,000 gain (net of taxes of $42,000) that is included in Discontinued Operations within the Statement of Operations and Retained Earnings.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 12 - Commitments and Contingencies -- (Continued)

The Company is a defendant in several other lawsuits arising in the normal course of business. Based upon advice of counsel, management believes that these lawsuits will not have a material adverse effect on the Company's results of operations or its financial position.

Environmental

The United States Environmental Protection Agency (EPA) has asserted three (3) outstanding claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials. In one case, in respect to the Superfund site known as Re-Solve, Inc., of Dartmouth, Massachusetts, the Company entered into a Consent Decree, which required a total payment by the Company of $100,000 plus interest over a period of five years in full settlement of the EPA claim. The Company has now made all payments, including all accrued interest, and has no further payment obligation in this matter.

With respect to the second assertion against the Company under CERCLA, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund Site known as Solvent Recovery Service of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company believes that this attribution may be overstated by failing to account for the portion of the gross waste volume actually returned to the Company. The first phase of a remediation program is estimated to cost $3.6 million. The Company is a participant in the performing PRP group. The Administrative Order on Consent for Removal Action and Remedial/Feasibility study was entered on or about February 6, 1997. Phase II of the clean-up and the Remedial Investigation/Feasibility Study ("RI/FS"), is projected to cost $2.1 million. The most currently available estimate is that the total cost of the clean up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $526,000, which is net of approximately $200,000 in total payments made by the Company, in the accompanying consolidated financial statements as of November 28, 1997, is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been filed by the EPA against the Company. Therefore, while the Company is participating in the PRP Group, it is impossible to determine the Company's total ultimate liability and/or responsibility at this time.

On January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were three (3) direct shippers to the site, the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL. An ROD was issued in September, 1994 for the first Phase of the clean-up. In a mediated settlement, the transshipper PRP's were ultimately assessed a total share of the first phase of the clean up, as well as settlement of past costs including orphan shares, in the amount of $2.5 million. Subsequent to year-end on or about December 20, 1997, the Company executed the Consent Decree and paid $140,180 in full settlement of the first phase. The settlement of the second phase continues to be mediated, though the allocation among the parties and scope of the remedy for the second phase has not been agreed

                          PLYMOUTH RUBBER COMPANY, INC.

Note 12 - Commitments and Contingencies -- (Continued)

Environmental  (Continued)

upon, total costs are estimated at between $10 and $50 million. The Company has been notified that 21 parties of which the Company is one will likely be precluded from participating in an early mediated settlement for the second phase on a "de minimis" basis. Therefore, should the Company choose to continue to participate in the PRP Group for the second phase, it is probable its payment to obtain a complete release will be greater than a de minimis parties' settlement. Based on all available information as well as its prior experience, management believes a reasonable estimate of its liability is $477,000 and has accrued this amount in the accompanying consolidated financial statements as of November 28, 1997. This amount includes the first phase settlement of $140,180 subsequently paid, and is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the second remedial phase, if any, and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters. No actions have been currently filed by the EPA against the Company. Therefore, while the Company intends to vigorously defend this matter, it is impossible to determine the Company's total liability and/or responsibility at this time.

In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. In accordance with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing and on or about September 9, 1994, the DEP issued a Notice of Responsibility, RTN No. 3-11520, pursuant to M.G.L. c. 21E. According to the preliminary information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. Remediation action is in process. It is expected that such assessment and remediation will take up to two years to complete and that the remaining costs for same will not exceed the additional sum of $276,000, which has been provided for in the accompanying financial statements.

On or about January 21, 1997, the Company received a Notice of Responsibility from the DEP pursuant to M.G.L. c. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April 1979, and that response actions were undertaken at both sites between 1979 and 1981 by the DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company shipped wastes between 1977 to 1979. The DEP has issued at least ten notices to PRP's and the Company believes additional notices will be sent. In compliance with DEP requests and statutory requirements, the Company has hired a LSP to perform certain technical services at the sites. Recent sampling of existing wells at the Freetown site contained no finding of any volatile organic chemicals ("VOC's"). Sampling at the Dartmouth site still remains to be done. Until additional data is gathered, the extent of the problem and or remedial action required, if any, cannot be determined. Further, the total number of PRP's is not yet known. Accordingly, at the current time, the Company is not able to estimate its portion of any liability ultimately arising from the site. Therefore, as of November 28, 1997, no reserves have been provided in the accompanying Financial Statements.

Pursuant to the Company's compliance with EPA and Massachusetts regulations concerning the upgrade or replacement of underground storage tanks by December 22, 1998, the Company arranged for the testing of the area adjacent to three underground storage tanks. A limited amount of solvent was found in the soil in the vicinity of the tanks; however, additional sampling is required. The Company notified DEP of its test results, and on November 19, 1997, the DEP issued a written response, notifying the Company of its responsibility, RTN No. 3-15347, under M.G.L. c.21E as an unclassified site for response and remedial action. The Company has several options under the law to protect, remove or replace the tanks and plans to take whatever remedial action is deemed appropriate. The Company is in the process of determining the costs associated with each of these alternatives and has hired an LSP to perform initial site investigation activities.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 13 - Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 1997 and 1996.

                                                  Quarter Ended
                          February 28         May 30       August 29      November 28
                         -------------   -------------   -------------   -------------
1997 (a)
Net sales ............   $  15,284,000   $  17,706,000   $  16,396,000   $  17,750,000
Gross profit .........       3,796,000       3,904,000       3,919,000       4,326,000
Net income ...........         141,000         170,000         437,000         518,000
Earnings per share
  Primary ............   $        0.06   $        0.08   $        0.20   $        0.24

1996                        March 1         May 31         August 30     November 29(b)
                         -------------   -------------   -------------   -------------
Net sales ............   $  13,312,000   $  14,566,000   $  14,003,000   $  15,300,000
Gross profit .........       2,961,000       3,679,000       3,599,000       2,978,000
Net income ...........         305,000         619,000         904,000          44,000
Earnings per share
  Primary ............   $        0.14   $        0.28   $        0.40   $        0.02

(a) Net income for fiscal 1997 includes a gain on the sale of land. The pre-tax gain of $539,000 was recognized during the third and fourth quarters of 1997 in accordance with the terms of the sales agreement which included a contingency related to the sales price of the land. In addition, net income during the first half of fiscal 1997 was reduced due to the highly seasonal nature of Brite-Line's highway pavement marking` business.

(b) Gross profit in the fourth quarter of fiscal 1996 was depressed due to the Company's less favorable product mix, higher raw material costs, higher plant maintenance expenses, and production inefficiencies related to limitations on the Company's production capacity.

                         PLYMOUTH RUBBER COMPANY, INC.

                               ACCOUNTS RECEIVABLE

                                    RESERVES

                                                                     SCHEDULE II

                                                                                   Uncollectible
                                                                                     Accounts
                                       Balance at                    Provision      Charged to       Balance
                                       Beginning      Allowances      Charged      Reserve, net      at End
                                       of Period       Acquired      to Income     of recoveries    of Period
                                       ---------       --------      ---------     -------------    ---------
Deducted from assets:
  Allowance for doubtful accounts
  Year ended November 28, 1997         $ 195,000       $ 81,000       $ 63,000      $ (25,000)      $ 314,000
  Year ended November 29, 1996           174,000             --         90,000        (69,000)        195,000
  Year ended December  1, 1995           540,000             --          4,000       (370,000)        174,000

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

(4)(i) Mortgage Note between Plymouth Rubber Company, Inc. and the Board of Education of Charles County, Maryland, dated November 1, 1991 -- incorporated by reference to Exhibit (2) (xiii) to the report on Form 10-Q for the Quarter Ended May 30, 1992.

(4)(ii) Promissory Note between Plymouth Rubber Company, Inc. and Foothill Capital Corporation dated October 1, 1993 -- incorporated by reference to Exhibit (2)(i) to the report on Form 8-K with cover page dated October 1, 1993.

(4)(iii) Loan and Security Agreement between Plymouth Rubber Company, Inc. and Foothill Capital Corporation dated October 1, 1993 -- incorporated by reference to Exhibit (2)(ii) to the report on Form 8-K with cover page dated October 1, 1993.

(4)(iv) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit (4)(viii) to the report on Form 10-Q for the Quarter ended March 1, 1996.

(4)(v) Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit (4)(viii) to the report on Form 10-Q for the quarter ended March 1, 1996.

(4)(vi) Demand Note between Plymouth Rubber Company, Inc. and LaSalle National Bank dated June 6, 1996 -- incorporated by reference to Exhibit (2)(i) to the report on Form 8-K with cover page dated June 6, 1996.

(4)(vii) Loan and Security Agreement between Plymouth Rubber Company, Inc. and LaSalle National Bank dated June 6, 1996 -- incorporated by reference to Exhibit (2)(ii) to the report on Form 8-K with cover page dated June 6, 1996.

(4)(viii) Amendment to Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated February 19, 1997 -- incorporated by reference to Exhibit (4)(xi) to the report on Form 10-Q for the quarter ended February 25, 1997.

(4)(ix) Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated January 29, 1997 -- incorporated by reference to Exhibit (4)(xii) to the Company's report on Form 10-Q for the quarter ended February 25, 1997.

(4)(x) Demand Note between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 28, 1997 -- incorporated by reference to Exhibit (4)(xiii) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

                          PLYMOUTH RUBBER COMPANY, INC.

                                INDEX TO EXHIBITS

                                   (Continued)

Exhibit
  No.       Description
-------     -----------

(4)(xi) Loan and Security Agreement between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit (4)(xiv) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(xii) Continuing Unconditional Guaranty between Brite-Line Technologies, Inc. LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit (4)(xv) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(xiii) Amendment to Loan and Security Agreement between Plymouth Rubber Company, Inc. and LaSalle National Bank dated May 7, 1997 -- incorporated by reference to Exhibit (4)(xvi) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(xiv) Continuing Unconditional Guaranty between Plymouth Rubber Company, Inc. and LaSalle National Bank dated March 20, 1997 -- incorporated by reference to Exhibit (4)(xvii) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(xv) Public Deed which contains the loan guaranteed by mortgage and granted between Plymouth Rubber Europa, S.A. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit
            (4)(xviii) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(xvi) Corporate Guaranty between Plymouth Rubber Company, Inc. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit (4)(xix) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(9)(i) Voting Trust Agreement, as amended, relating to certain shares of Company's common stock -- incorporated by reference to Exhibit (9) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

(9)(ii)     Voting Trust Amendment Number 6 -- incorporated by reference to
            Exhibit 9(ii) of the Company's Annual Report on Form 10-K for the year ended December 2, 1994.

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

                          PLYMOUTH RUBBER COMPANY, INC.

                                INDEX TO EXHIBITS

                                   (Continued)

Exhibit
  No.       Description
-------     -----------

(10)(vi) Sales contract entered into between the Company and Kleinewefers Kunststoffanlagen GmbH -- incorporated by reference to Exhibit
            (10)(vi) of the Company's report on Form 10-Q for the quarter ended February 28, 1997.

(11)        Not Applicable.

(12)        Not Applicable.

(13)        Not Applicable.

(15)        Not Applicable

(16)        Not Applicable.

(18)        Not Applicable.

(19)        Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)        Not Applicable.

(23)        Consent of Independent Accountants.

(23)        Not Applicable.

(24)        Not Applicable.

(27)        Financial data schedule for the year ended November 28, 1997.

(28)        Not applicable.

(29)        Not applicable.