Form 10-Q
period 1998-02-27
PLYMOUTH RUBBER CO INC
filed 1998-04-13
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C. 20549


			     FORM 10-Q


	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
		THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended February 27, 1998 Commission File Number 1-5197


		   Plymouth Rubber Company, Inc.
	(Exact name of registrant as specified in its charter)


      Massachusetts                              04-1733970
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


    104 Revere Street, Massachusetts                   02021
 (Address of principal executive offices)            (Zip Code)


			     (781) 828-0220
	Registrant's telephone number, including area code


				Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $1 -   810,586
				     =========
Class B common stock, par value $1 - 1,263,464
				     =========

			PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

	   Item 1.  Financial Statements:                             Page No.

		    Consolidated Statement of Operations and
		    Retained Earnings (Deficit) . . . . . . . .           2

		    Consolidated Balance Sheet . .  . . . . . .           3

		    Consolidated Statement of Cash Flows . . . .          4

		    Notes To Consolidated Financial Statements. .        5-8

   Item 2.  Management's Discussion and Analysis of Financial
	    Condition and Results of Operations . . . . . . . . .        9-10



PART II.  OTHER INFORMATION                                               11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
[CAPTION]

			PLYMOUTH RUBBER COMPANY, INC.
		   CONSOLIDATED STATEMENT OF OPERATIONS AND
			RETAINED EARNINGS (DEFICIT)

		(In Thousands Except Share and Per Share Amounts)
				(Unaudited)


						     First  Quarter  Ended
						     Feb. 27,        Feb. 28,
						       1998            1997

Net Sales . . . . . . . . . . . .. . . . . . .   $    14,464     $    15,284
						     =======         =======
Cost and Expenses:
   Cost of products sold . . . . . . . . . . .        11,708          11,488
   Selling, general and administrative.  . . .         3,026           3,139
						     -------         -------
						      14,734          14,627
						     -------         -------
Operating income (loss). . . . . . . . . . . .          (270)            657
Interest expense . . . . . . . . . . . . . . .          (398)           (336)
Other expense. . . . . . . . . . . . . . . . .           (25)            (76)
						     -------         -------
Income (loss) before taxes . . . . . . . . . .          (693)            245
Benefit (provision) for income taxes . . . . .           270            (104)
						     -------         -------
Net income (loss). . . . . . . . . . . . . . .          (423)            141
Retained earnings (deficit) at beginning of
  period                                              (2,282)         (3,548)
						     -------         -------
Retained earnings (deficit) at end of period .   $    (2,705)    $    (3,407)
						     =======         =======

Per Share Data:

Basic Earnings Per Share:

Net Income (loss). . . . . . . . . . . . . . .   $      (.21)    $       .07
						      ======           =====
Weighted average number of shares outstanding      2,054,758       2,004,095
						   =========       =========

Diluted Earnings Per Share:

Net Income (loss). . . . . . . . . . . . . . .   $      (.21)    $       .06
						      ======           =====
Weighted average number of shares outstanding      2,054,758       2,197,883
						   =========       =========






	See Accompanying Notes To Consolidated Financial Statements

[CAPTION]

			PLYMOUTH RUBBER COMPANY, INC.
			CONSOLIDATED BALANCE SHEET
				(In Thousands)

						     Feb. 27,        Nov. 28,
						      1998             1997
						  (Unaudited)

ASSETS
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . .   $         6     $        12
Accounts receivable. . . . . . . . . . . . . .        10,598          10,347
Allowance for doubtful accounts  . . . . . . .          (405)           (314)

Inventories:
    Raw materials. . . . . . . . . . . . . . .         3,371           3,772
    Work in process. . . . . . . . . . . . . .         1,493           1,472
    Finished goods . . . . . . . . . . . . . .         5,618           5,208
						     -------         -------
						      10,482          10,452
Deferred tax assets, net . . . . . . . . . . .         1,849           1,689
Prepaid expenses and other current assets  . .           814             873
						     -------         -------
    Total current assets . . . . . . . . . . .        23,344          23,059

PLANT ASSETS:
Plant assets . . . . . . . . . . . . . . . . .        36,820          35,390
Less:   Accumulated depreciation . . . . . . .        18,390          18,049
						     -------         -------
    Total plant assets, net. . . . . . . . . .        18,430          17,341
						     -------         -------
OTHER ASSETS:
Deferred tax assets, net . . . . . . . . . . .         2,463           2,346
Other long-term assets . . . . . . . . . . . .         1,281           1,318
						     -------         -------
						       3,744           3,664
						     -------         -------
    Total Assets                                 $    45,518     $    44,064
						     =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving line of credit . . . . . . . . . . .   $    10,555     $     8,221
Trade accounts payable . . . . . . . . . . . .         6,277           6,034
Accrued expenses. . . . . . .  . . . . . . . .         3,089           3,212
Current portion of long-term borrowings. . . .         2,262           2,138
Current portion of product warranties. . . . .           160             160
						     -------         -------
    Total current liabilities                         22,343          19,765
						     -------         -------
LONG-TERM LIABILITIES:
Borrowings . . . . . . . . . . . . . . . . . .         9,274           9,874
Pension obligation . . . . . . . . . . . . . .         3,249           3,358
Product warranties . . . . . . . . . . . . . .           491             516
Other .  . . . . . . . . . . . . . . . . . . .         2,146           2,110
						     -------         -------
    Total long-term liabilities                       15,160          15,858
						     -------         -------
STOCKHOLDERS' EQUITY
Preferred stock. . . . . . . . . . . . . . . .            --              --
Class A  voting common stock . . . . . . . . .           810             810
Class B non-voting common stock. . . . . . . .         1,263           1,234
Paid in capital. . . . . . . . . . . . . . . .         9,048           9,067
Retained earnings (deficit). . . . . . . . . .        (2,705)         (2,282)
Cumulative translation adjustment. . . . . . .          (114)            (91)
Pension liability adjustment, net of tax . . .          (145)           (145)
Deferred compensation. . . . . . . . . . . . .          (142)           (152)
						     -------         -------
						       8,015           8,441
						     -------         -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $    45,518     $    44,064
						     =======         =======

	See Accompanying Notes To Consolidated Financial Statements

[CAPTION]

			   PLYMOUTH RUBBER COMPANY, INC.
			CONSOLIDATED STATEMENT OF CASH FLOWS
			(In Thousands)          (Unaudited)


						      First  Quarter  Ended
						     Feb. 27,        Feb. 28,
						       1998            1997

Cash flows relating to operating activities:
    Net Income (loss). . . . . . . . . . . . .   $      (423)    $       141
      Adjustments to reconcile net income (loss)
	to net cash used in operating activities:
	    Depreciation and amortization. . .           414             339
	    Amortization of deferred compensation         10               9
	    Deferred income tax benefit. . . .          (273)             --
    Changes in assets and liabilities:
	    Accounts receivable. . . . . . . .          (198)             12
	    Inventory. . . . . . . . . . . . .           (44)           (129)
	    Prepaid expenses . . . . . . . . .            58             (25)
	    Other assets . . . . . . . . . . .           (16)            (20)
	    Accounts payable . . . . . . . . .           265            (477)
	    Accrued expenses . . . . . . . . .          (179)            (52)
	    Pension obligation . . . . . . . .            36            (140)
	    Product warranties . . . . . . . .           (25)            (25)
	    Other liabilities. . . . . . . . .            36            (137)
						     -------         -------
Net cash used in operating activities                   (339)           (504)
						     -------         -------
Cash flows relating to investing activities:
    Capital expenditures . . . . . . . . . . .        (1,532)         (1,145)
    Acquisition of Cintas Adhesivas Nunez, S.A.,
      net of cash acquired of $90. . . . . . .            --          (2,235)
    Acquisition of certain assets of Brite-Line
      Industries, Inc. . . . . . . . . . . . .            --            (597)
						     -------         -------
Net cash used in investing activities                 (1,532)         (3,977)
						     -------         -------
Cash flows relating to financing activities:
    Net increase in revolving line of credit           2,333             877
    Proceeds from term loan. . . . . . . . . .           --            4,050
    Payments of term loan. . . . . . . . . . .          (325)           (313)
    Payments on capital leases . . . . . . . .           (97)            (53)
    Payments on insurance financing. . . . . .           (65)            (66)
    Proceeds from issuance of common stock . .            10              23
						     -------         -------
Net cash provided by financing activities              1,856           4,518
						     -------         -------
Effect of exchange rates on cash . . . . . . .             9              (7)
						     -------         -------
Net change in cash . . . . . . . . . . . . . .            (6)             30
Cash at the beginning of the period. . . . . .            12              --
						     -------         -------
Cash at the end of the period. . . . . . . . .   $         6     $        30
						     =======         =======
Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . . . . .  . . .   $       480     $       343
						     =======         =======
Cash paid for income taxes . . . . . . . . . .   $        --     $         1
						     =======         =======

	See Accompanying Notes To Consolidated Financial Statements

			PLYMOUTH RUBBER COMPANY, INC.


	NOTES TO FINANCIAL STATEMENTS (Unaudited)


(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended November 28, 1997, November 29, 1996, and December 1, 1995, included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-K.

(2) In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 99% of these warranties had expired prior to the end of 1995, and the last of the ten-year warranties expired in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter). The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience. Some warranty holders have filed claims or brought suits currently aggregating approximately $721,000 against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $651,000 reserve recorded at February 27, 1998 is adequate provision for the Company's remaining warranty obligations.

	The Company is defending other legal matters arising in the normal course of business. Based upon advice of counsel, management believes that such legal matters will not have a material adverse effect on the Company's results of operations or its financial position.

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

	In one case, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund site known as Solvent Recover Service of New England ("SRS") at a location in Southington, Connecticut, concern-ing shipments to the site which occurred between June 1, 1956, and January 25, 1974. The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company is a participant in the performing PRP group. The first phase of a remediation program is estimated to cost $3.6 million. The Administrative Order on Consent for Removal Action and Remedial/Feasibility study was entered on or about February 6, 1997. Phase II of the clean-up and the Remedial Investigation/Feasibility Study ("RI/FS"), is projected to cost $2.1 million. The most currently available estimate is that the total cost of the clean-up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $511,000, which is

			PLYMOUTH RUBBER COMPANY, INC.

	net of approximately $215,000 in total payments made by the Company, in the accompanying consolidated financial statements as of February 27, 1998, is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long- range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

	On January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated soil from the SRS Site to the OSL Site. Since the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were direct shippers to the site, among them the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL. An ROD was issued in September, 1994 for the first Phase of the clean-up. On or about December 20, 1997, the Company executed the Consent Decree and paid $140,180 in full settlement of the first phase of the clean up.
	The allocation among the parties and scope of the remedy for the second phase has not been agreed upon; total costs are estimated at between $10 and $50 million. The Company has been notified that 21 parties of which the Company is one will likely be precluded from participating in an early mediated settlement for the second phase on a "de minimis" basis. Therefore, should the Company choose to continue to participate in the PRP Group for the second phase, it is probable its payment to obtain a complete release will be greater than a de minimis parties' settlement. Based on all available information as well as its prior experience, management believes a reasonable estimate of its remaining liability is $337,000 and has accrued this amount in the accompanying consolidated financial statements as of February 27, 1998. This amount is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the second remedial phase, if any, and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to it previous experience in these matters.

	In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. In accordance with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing and on or about September 9, 1994, the DEP issued a Notice of Responsibility, RTN No. 3-11520, pursuant to M.G.L. c. 21E. Accord-ing to the preliminary information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surround-ing property or community. Remediation action is in process. It is expected that such assessment and remediation will take up to two years to complete and that the remaining costs for same will not exceed the additional sum of $267,000, which has been provided for in the accompanying financial statements.

			PLYMOUTH RUBBER COMPANY, INC.

	On or about January 21, 1997, the Company received a Notice of Responsibility from the DEP pursuant to M.G.L. c. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth:
	RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April, 1997, and that response actions were undertaken at both sites between 1979 and 1981 by the DEP. On information and belief, the company which disposed of these drums is H&M Drum to whom the Company shipped wastes between 1977 to 1979. The DEP has now issued more than
	twenty notices to other PRP's.   In compliance with DEP requests and
	statutory requirements, the Company has hired an LSP to perform certain technical services at the sites. Recent sampling of existing wells at the Freetown site contained no finding of any volatile organic chemicals ("VOC's"). Sampling at the Dartmouth site is in process. Until additional data is gathered, the extent of the problem and or remedial action required, if any, cannot be determined. Further, the total number of PRP's is not yet known. Accordingly, at the current time, the Company is not able to estimate its portion of any liability ultimately arising from the site. Therefore, as of February 27, 1998, no reserves have been provided in the accompanying financial statements.

	Pursuant to the Company's compliance with EPA and Massachusetts regulations concerning the upgrade or replacement of underground storage tanks by December 22, 1998, the Company arranged for the testing of the area adjacent to three underground storage tanks. A limited amount of solvent was found in the soil in the vicinity of the tanks; however, additional sampling is required. The Company notified DEP of its test results, and on November 19, 1997, the DEP issued a written response, notifying the Company of its responsibility, RTN No. 3-15347, under M.G.L. c. 21E as an unclassified site for response and remedial action. The Company has several options under the law to protect, remove or replace the tanks and plans to take whatever remedial action is deemed appropriate. The Company is in the process of determining the costs associated with each of these alternatives and has hired an LSP to perform initial site investigation activities.

			PLYMOUTH RUBBER COMPANY, INC.

(3) During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Primary and fully diluted earning per share have been replaced with basic and diluted earnings per share. All prior year earnings per share amounts have been restated to conform with the requirements of SFAS No. 128.

	The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

					 First Quarter Ended February 27, 1998
					 -------------------------------------
					   Income        Shares      Per Share
					 (Numerator)  (Denominator)    Amount

	Basic EPS
	 Loss available to common
	   stockholders                  $ (423,000)    2,054,758     $  (.21)
								       =======
	 Effect of Dilutive Security (A)
	   options                               --            --
					   ---------    ---------
	Diluted EPS
	 Loss available to common
	   stockholders and assumed
	   conversions                   $ (423,000)    2,054,758     $  (.21)
					   =========    =========      =======

					 First Quarter Ended February 28, 1997
					 -------------------------------------
					   Income        Shares      Per Share
					 (Numerator)  (Denominator)    Amount

	Basic EPS
	 Income available to common
	   stockholders                  $  141,000     2,004,095     $   .07
								       =======
	 Effect of Dilutive Security (A)
	   options                               --       193,788
					  ---------     ---------
	Diluted EPS
	 Income available to common
	   stockholders and assumed
	   conversions                   $  141,000     2,197,883     $   .06
					   ========     =========      =======

(A) Options for 154,160 and 86,425 shares of common stock were outstanding at February 27, 1998 and February 28, 1997, respectively, but were not included in computing diluted earnings (loss) per share in each of the respective periods because their effects were antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Consolidated net sales decreased 5% to $14,464,000 from $15,284,000 for the same period in 1997. Sales in Plymouth's core business decreased 10%, primarily because of the production of automotive tapes which, because of capacity limitations, displaced the sale of other products which have higher sales dollars per machine hour. In addition, some of the automotive production replenished inventories, which did not generate sales during the time period. Compared to the first quarter of 1997, sales to the domestic automotive market were up 2%, and sales to most of the other markets were down. The Company anticipates that the installation of new equipment will gradually increase capacity throughout fiscal 1998. Partially offsetting the core business sales decrease, Brite-Line Technologies, Inc. sales were up 11% from the first quarter of 1997, and Plymouth Europa, S.A. sales were up from the first quarter of 1997, as this subsidiary generated sales for only part of the prior year's quarter.

Cost of products sold as a percentage of consolidated sales increased from 75.2% in the first quarter of 1997 to 80.9% in the first quarter of 1998. Plymouth's core business was the primary contributor as cost of products sold increased from 75.0% in 1997 to 79.8% in 1998, reflecting the lower sales and production volumes, which resulted in production volume variances and higher product costs on a percentage basis. Brite-Line also contributed to the increase in cost of products sold as production volumes decreased from 1997 to 1998, despite an increase in sales, and some higher cost inventory was sold. Plymouth Europa also contributed to the increase in cost of products sold as a percentage of sales as some lower margin products were sold in the first quarter of 1998.

Selling, general and administrative expenses decreased from $3,139,000 in 1997 to $3,026,000 in 1998. The primary contributor to the reduction was Plymouth's core business where first quarter 1998 selling salaries, commissions, freight, and advertising expenses decreased from the prior year. Brite-Line also contributed to the reduction, while Plymouth Europa's selling, general and administrative expenses for the first quarter of 1998 increased from the prior year, reflecting a full quarter of operations.

Interest expense increased from $336,000 in 1997 to $398,000 in 1998, primarily because of higher loan activity to support capital expenditures and operating activities. As a result of the above factors, profit before tax decreased from $245,000 in 1997 to a loss of $693,000 in 1998. After a tax benefit of $270,000 in 1998, the net loss was $423,000, as compared to a profit of $141,000 in 1997.

Cash used in operations was $339,000 in the first quarter of 1998 as compared to $504,000 used in 1997. The main contributors to the use of cash were the net loss of $423,000, an increase in the deferred income tax benefit of $273,000, an increase of accounts receivable of $198,000, and a reduction of accrued expenses of $179,000, offset by depreciation and amortization of $414,000 and an increase of $265,000 in accounts payable. Cash flows for investing and financing for the first quarter of 1998 included the use of $2,333,000 from the revolving line of credit to finance capital expenditures of $1,532,000, and pay down term debt of $325,000. The revolving line of credit was used to finance the capital expenditures on an interim basis until the refinance of existing equipment and the capital expenditure line of credit is completed.

As of February 27, 1998, because of collateral limitations and after consider-ation of a letter of credit related to the final payment on the purchase of the new vinyl calender and auxiliary equipment and to a guarantee of 80,000,000 pesetas (approximately $577,000) on a term-loan agreement with a Spanish Bank syndicate, the Company had fully utilized its current borrowing capacity, under its $15 million line of credit with its primary lender. In the opinion of management, anticipated cash flow from operations, and additional funds generated from anticipated financing arrangements will provide sufficient funds to meet expected needs during fiscal 1998, including necessary working capital expansion to support anticipated revenue growth. The Company is

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

				(Continued)


currently in the final stages of refinancing both its existing equipment and a capital expenditure line of credit with one of its lenders, and anticipates completion by the end of April, 1998. The Company has also successfully negotiated revised financial covenants with one of its lenders and is in com-pliance with these covenants as of the end of the first quarter of 1998. Based upon current projections, the Company expects to be in compliance with these covenants for the remainder of the year.

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company, include: risk of recession in the economies in which its products are sold, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, competition in pricing and continued globali-zation of the automotive supply base resulting in new competition in certain locations.

			PLYMOUTH RUBBER COMPANY, INC.



PART II.        OTHER INFORMATION


Item 1.         Legal Proceedings

		Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended November 28, 1997, and in Note 12 of the Notes To Consolidated Financial Statements contained in said report.


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








					Plymouth Rubber Company, Inc.
						 (Registrant)




						  Joseph J. Berns
						  Joseph J. Berns
					     Vice President - Finance




Date:  April 13, 1998

			PLYMOUTH RUBBER COMPANY, INC.

				INDEX TO EXHIBITS


Exhibit
  No.     Description

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

(4)(xvii) Amendment to Master Security Agreements between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 and January 27, 1997.

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


Exhibit
  No.     Description

(10)(iv) 1995 Non-Employee Director Stock Option Plan -- incorporated by reference to Exhibit (4.3) of the Company's Registration Statement on Form S-8 dated May 4, 1995.

(10)(v) 1995 Employee Incentive Stock Option Plan -- incorporated by reference to Exhibit (4.4) of the Company's Registration Statement on Form S-8 dated May 4, 1995.

(10)(vi) Sales contract entered into between the Company and Kleinewefers Kunststoffanlagen GmbH -- incorporated by reference to Exhibit (10)
	  (vi) of the Company's report on Form 10-Q for the quarter ended February 28, 1997.

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

(19)      Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)      Not  Applicable.

(23)      Consent of Independent Accountants.

(23)      Not Applicable.

(24)      Not Applicable.

(27)      Financial data schedule for the quarter ended February 27, 1998.

(28)      Not Applicable.

(29)      Not Applicable.