Form 10-Q
period 1998-05-29
PLYMOUTH RUBBER CO INC
filed 1998-07-13
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C. 20549


			  FORM 10-Q


	   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
		   THE SECURITIES EXCHANGE ACT OF 1934



For   Quarter   Ended    May 29, 1998   Commission  File  Number   1-5197
		     -------------------                          --------

			   Plymouth Rubber Company, Inc.
----------------------------------------------------------------------------
	      (Exact name of registrant as specified in its charter)


	  Massachusetts                                04-1733970
----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)



   104 Revere Street, Massachusetts                         02021
----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



				 (781) 828-0220
----------------------------------------------------------------------------
	       Registrant's telephone number, including area code



				 Not Applicable
---------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report).


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	       Yes   X     No
		   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $1 -    810,586
-----------------------------------------------
Class B common stock, par value $1 -  1,263,464
-----------------------------------------------













		       PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

	Item 1.  Financial Statements:
		 ---------------------                           Page No.

		 Consolidated Statement of Operations
		  and Retained Earnings (Deficit) . . . . . . .      2

		 Consolidated Balance Sheet . . . . . . . . . .      3

		 Consolidated Statement of Cash Flows . . . . .      4

		 Notes To Consolidated Financial Statements . .     5-9

	Item 2.  Management's Discussion and Analysis of
		 Financial Condition and Results of Operations .   10-12



PART II OTHER INFORMATION . . . . . . . . . . . . . . . . . . .      13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

			   PLYMOUTH RUBBER COMPANY, INC.
		    CONSOLIDATED STATEMENT OF OPERATIONS AND
			    RETAINED EARNINGS (DEFICIT)

		(In Thousands Except Share and Per Share Amounts)
				  (Unaudited)


				   Second Quarter Ended     Six Months Ended
				   --------------------     ----------------

				   May 29,    May 30,     May 29,     May 30,
				    1998       1997        1998        1997
				 ---------   ---------   ---------   ---------

Net Sales                        $  18,510   $  17,706   $  32,974   $  32,990

Cost and Expenses:
   Cost of products sold. . . .     12,903      13,802      24,611      25,290
   Selling, general and
    administrative. . . . . . .      3,349       3,315       6,375       6,454
				 ---------   ---------   ---------   ---------
				    16,252      17,117      30,986      31,744
				 ---------   ---------   ---------   ---------
Operating income. . . . . . . .      2,258         589       1,988       1,246
Interest expense  . . . . . . .       (453)       (345)       (851)       (681)
Other income (expense). . . . .         (9)         25         (34)        (51)
				 ---------   ---------   ---------   ---------

Income  before taxes. . . . . .      1,796         269       1,103         514
Provision for income taxes. . .       (716)        (99)       (446)       (203)
				 ---------   ---------   ---------   ---------

Net income. . . . . . . . . . .      1,080         170         657         311
Retained earnings (deficit)
    at beginning of  period . .     (2,705)     (3,407)     (2,282)     (3,548)
				 ---------   ---------   ---------   ---------

Retained earnings (deficit)
    at end of period. . . . . .  $  (1,625)  $  (3,237)  $  (1,625)  $  (3,237)
				 =========   =========   =========   =========


Per Share Data:

Basic Earnings Per Share:

Net Income. . . . . . . . . . .  $     .52   $     .08   $     .32   $     .15
				 =========   =========   =========   =========
Weighted average number of
  shares outstanding  . . . . .  2,074,050   2,030,513   2,064,404   2,021,469
				 =========   =========   =========   =========

Diluted Earnings Per Share:

Net Income. . . . . . . . . . .   $    .49   $     .08   $     .30   $     .14
				 =========   =========   =========   =========
Weighted average number of
  shares outstanding. . . . . .  2,205,860   2,175,475   2,182,836   2,188,390
				 =========   =========   =========   =========



	   See Accompanying Notes To Consolidated Financial Statements

			PLYMOUTH RUBBER COMPANY, INC.
			 CONSOLIDATED BALANCE SHEET
				 (In Thousands)

						  May 29,          Nov. 28,
						   1998              1997
						 --------          -------

						(Unaudited)
ASSETS
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . .   $      4          $     12
Accounts receivable. . . . . . . . . . . . . .     11,041            10,347
Allowance for doubtful accounts. . . . . . . .       (390)             (314)

Inventories:
    Raw materials. . . . . . . . . . . . . . .      3,919             3,772
    Work in proces . . . . . . . . . . . . . .      1,802             1,472
    Finished goods . . . . . . . . . . . . . .      5,736             5,208
						 --------          --------
						   11,457            10,452
						 --------          --------
Deferred tax assets, net . . . . . . . . . . .      1,689             1,689
Prepaid expenses and other current assets. . .        596               873
						 --------          --------
    Total current assets.  . . . . . . . . . .     24,397            23,059
						 --------          --------

PLANT ASSETS:
Plant assets.  . . . . . . . . . . . . . . . .     38,743            35,390
Less:  Accumulated depreciation. . . . . . . .     18,807            18,049
						 --------          --------
    Total plant assets, net. . . . . . . . . .     19,936            17,341
						 --------          --------

OTHER ASSETS:
Deferred tax assets, net . . . . . . . . . . .      2,112             2,346
Other long-term assets . . . . . . . . . . . .      1,274             1,318
						 --------          --------
						    3,386             3,664
						 --------          --------
    TOTAL ASSETS                                 $ 47,719          $ 44,064
						 ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving line of credit . . . . . . . . . . .   $ 10,156          $  8,221
Trade accounts payable . . . . . . . . . . . .      6,267             6,034
Accrued expenses . . . . . .  . .  . . . . . .      3,571             3,212
Current portion of long-term borrowings  . . .      2,303             2,138
Current portion of product warranties. . . . .        135               160
						 --------          --------
    Total current liabilities                      22,432            19,765
						 --------          --------

LONG-TERM LIABILITIES:
Borrowings . . . . . . . . . . . . . . . . . .     10,389             9,874
Pension obligation . . . . . . . . . . . . . .      3,142             3,358
Product warranties . . . . . . . . . . . . . .        491               516
Other .  . . . . . . . . . . . . . . . . . . .      2,156             2,110
						 --------          --------
    Total long-term liabilities                    16,178            15,858
						 --------          --------

STOCKHOLDERS' EQUITY
Preferred stock  . . . . . . . . . . . . . . .         --                --
Class A voting common stock. . . . . . . . . .        810               810
Class B non-voting common stock  . . . . . . .      1,263             1,234
Paid in capital. . . . . . . . . . . . . . . .      9,048             9,067
Retained earnings (deficit). . . . . . . . . .     (1,625)           (2,282)
Cumulative translation adjustment. . . . . . .       (103)              (91)
Pension liability adjustment, net of tax . . .       (145)             (145)
Deferred compensation. . . . . . . . . . . . .       (133)             (152)
						 --------          --------
						    9,115             8,441
Less: Treasury stock at cost . . . . . . . . .         (6)               --
						 --------          --------
						    9,109             8,441
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 47,719          $ 44,064
						 ========          ========

  See Accompanying Notes To Consolidated Financial Statements

			 PLYMOUTH RUBBER COMPANY, INC.
		     CONSOLIDATED STATEMENT OF CASH FLOWS
		      (In Thousands)          (Unaudited)


						   Six   Months  Ended
						 --------------------------
						  May 29,           May 30,
						   1998              1997
						 --------          --------


Cash flows relating to operating activities:
    Net Income  .. . . . . . . . . . . . . . .   $    657          $    311
      Adjustments to reconcile net income  to
	 net cash provided by (used in)operating
	 activities:
	    Depreciation and amortization. . .        827               734
	    Amortization of deferred compensation      19                19
      Changes in assets and liabilities:
	    Accounts receivable . . . . . . . .      (633)           (1,375)
	    Inventory . . . . . . . . . . . . .    (1,012)              277
	    Prepaid expenses. . . . . . . . . .       276                18
	    Other assets. . . . . . . . . . . .       (14)               10
	    Accounts payable. . . . . . . . . .       245               (42)
	    Accrued expenses  . . . . . . . . .       623               (34)
	    Pension obligation. . . . . . . . .       (71)             (298)
	    Product warranties. . . . . . . . .       (50)              (56)
	    Other liabilities . . . . . . . . .        46              (160)
						 --------          --------
Net cash provided by (used in) operating activities   913              (596)
						 --------          --------

Cash flows relating to investing activities:
    Capital expenditures . . . . . . . . . . .     (3,405)           (1,992)
    Acquisition of Cintas Adhesivas Nunez, S.A.,
      net of cash acquired of $90. . . . . . . .       --            (2,140)
    Acquisition of certain assets of Brite-Line
      Industries, Inc.. . . . . . . . . . . . .        --              (584)
						 --------          --------

Net cash used in investing activities              (3,405)           (4,716)
						 --------          --------

Cash flows relating to financing activities:
    Net increase in revolving line of credit        1,921               441
    Proceeds from term loan. . . . . . . . . .      3,710             5,771
    Payments of term loan. . . . . . . . . . .     (2,813)             (626)
    Payments on capital leases . . . . . . . .       (195)             (108)
    Payments on insurance financing. . . . . .       (145)              (88)
    Treasury stock purchase. . . . . . . . . .         (6)               --
    Proceeds from issuance of common stock . .         10                23
						 --------          --------
Net cash provided by financing activities           2,482             5,413

Effect of exchange rates on cash . . . . . . .          2                (8)
						 --------          --------
Net change in cash . . . . . . . . . . . . . .         (8)               93
Cash at the beginning of the period. . . . . .         12                --
						 --------          --------
Cash at the end of the period. . . . . . . . .   $      4          $     93
						 ========          ========

		Supplemental Disclosure of Cash Flow Information

Cash paid for interest . . . . . . . . . . . .   $    941          $    712
						 ========          ========
Cash paid for income taxes . . . . . . . . . .   $     79          $    106
						 ========          ========

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

(2) In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 99% of these warranties had expired prior to the end of 1995, and the last of the ten-year warranties expired in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter). The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience. Some warranty holders have filed claims or brought suits against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $626,000 reserve recorded at May 29, 1998 is adequate provision for the Company's remaining warranty obligations.

     The United States Environmental Protection Agency (EPA) has asserted two (2) outstanding claims against the Company under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), pursuant to which EPA is seeking to recover from the Company and other "generators" the costs associated with the clean-up of certain sites used by licensed disposal companies hired by the Company as independent contractors for the disposal and/or reclamation of hazardous waste materials.

     In the first case, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund site known as Solvents Recovery Service of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company is a participant in the performing PRP group. The first phase of a remediation program is estimated to cost $3.6 million. The Administrative Order on Consent for Removal Action and Remedial/Feasibility study was entered on or about February 6, 1997. Phase II of the clean-up and the Remedial Investigation/Feasibility Study ("RI/FS"), is projected to cost $2.1 million. The most currently available estimate is that the total cost of the clean-up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $511,000, which is net of approximately $215,000 in total payments made by the Company, in the accompanying consolidated financial statements as of May 29, 1998, is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long- range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

			PLYMOUTH RUBBER COMPANY, INC.

     In the second case, on January 25, 1994, the Company
     received a notification of an additional Superfund Site,
     Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated sludge and waste- water from the
     SRS Site to the OSL Site, prior to October, 1967.  Since
     the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the Company is also a PRP of the
     OSL Site.  In addition, there were direct shippers to the
     site, among them the Town of  Southington, General
     Electric, and Pratt & Whitney, as well as other
     transporters and/or users.  Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed 4.89% of waste volume of all SRS customers to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL.  An ROD was issued in September, 1994 for the first Phase of the clean-up. On or about December 20, 1997, the Company executed the Consent Decree and paid
     $140,180 in full settlement of the first phase of the clean
     up. The allocation among the parties and scope of the
     remedy for the second phase has not been agreed upon; total costs are estimated at between $10 and $50 million. The Company has been notified that 21 parties of which the
     Company is one will likely be precluded from participating in an early mediated settlement for the second phase on a
     "de minimis" basis.   Based on all available information as
     well as its prior experience, management believes a reasonable estimate of its remaining liability is $337,000 and has accrued this amount in the accompanying consolidated financial statements as of May 29, 1998. This amount is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the second remedial phase, if any, and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

     On or about January 21, 1997, the Company received a Notice of Responsibility from the DEP pursuant to M.G.L. c. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April, 1979, and that response actions were undertaken at both sites between 1979 and 1981 by the DEP. On information and belief, the company which disposed of these drums is H&M Drum, to whom the Company shipped wastes between 1977 to 1979. The DEP has now issued more than seventy-five notices to other PRP's. In compliance with DEP requests and statutory requirements, the Company has hired an LSP to perform certain technical services at the sites. Recent sampling of existing wells at the Freetown site contained no finding of any volatile organic chemicals ("VOC's"). Initial sampling at the Dartmouth site was recently completed, and found low VOC levels at or below drinking water standards. Until additional data is gathered, the extent of the problem and or remedial action required, if any, cannot be determined. Further, the total number of PRP's is not yet known. Accordingly, at the current time, the Company is not able to estimate its portion of any liability ultimately arising from the site. Therefore, as of May 29, 1998, no reserves have been provided in the accompanying financial statements.

			PLYMOUTH RUBBER COMPANY, INC.

     In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility in Canton, Massachusetts, the Company determined that some soil contamination had occurred in a small localized area near the tanks in question. In accordance with Massachusetts requirements, the Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing and on or about September 9, 1994, the DEP issued a Notice of Responsibility, RTN No. 3-11520, pursuant to M.G.L. c. 21E. According to the preliminary information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. Remediation action is in process. It is expected that such assessment and remediation will take up to two years to complete and that the remaining costs for same will not exceed the additional sum of $261,000, which has been provided for in the accompanying financial statements.

     Pursuant to the Company's compliance with EPA and Massachusetts regulations which require the upgrade or replacement of underground storage tanks by December 22, 1998, the Company arranged for the testing of the area adjacent to three underground storage tanks located at the Company's manufacturing facility in Canton, Massachusetts. A limited amount of solvent was found in the soil in the vicinity of the tanks; however, additional sampling is required. The Company notified DEP of its test results, and on November 19, 1997, the DEP issued a written response, notifying the Company of its responsibility, RTN No. 3-15347, under M.G.L. c. 21E as an unclassified site for response and remedial action. The Company has several options under the law to protect, remove or replace the tanks and plans to take whatever remedial action is deemed appropriate. The Company is in the process of determining the costs associated with each of these alternatives and has hired an LSP to perform initial site investigation activities.

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

				 Second    Quarter    Ended    May 29, 1998
			       ---------------------------------------------
				 Income          Shares          Per Share
				(Numerator)     (Denominator)      Amount
			       -----------       -----------     -----------

Basic EPS
  Income available to common
   stockholders                $ 1,080,000        2,074,050      $       .52
								 ===========

  Effect of Dilutive Security (A)
   options                              --          131,810
			       -----------      -----------

Diluted EPS
  Income available to common
     stockholders and assumed
      conversions              $ 1,080,000        2,205,860      $       .49
			       ===========      ===========      ===========


				 Second    Quarter    Ended    May 30, 1997
			       ---------------------------------------------
				  Income         Shares          Per Share
				(Numerator)    (Denominator)       Amount
			       -----------      -----------      -----------

Basic EPS
  Income available to common
    stockholders               $   170,000        2,030,513      $       .08
								 ===========

  Effect of Dilutive Security (A)
    options                             --          144,962

Diluted EPS
  Income available to common
   stockholders and assumed
   conversions                 $   170,000        2,175,475      $       .08
			       ===========      ===========      ===========


(A) Options for 188,400 and 139,160 shares of common stock were outstanding at May 29, 1998 and May 30, 1997, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive.

			PLYMOUTH RUBBER COMPANY, INC.

     -----------------------------------------------------


(3)  Continued...

				     Six  Months  Ended  May 29, 1998
			       ---------------------------------------------
				  Income          Shares         Per Share
				(Numerator)     (Denominator)      Amount
			       -----------       -----------     -----------

Basic EPS
  Income  available to common
    stockholders               $   657,000        2,064,404      $       .32
								 ===========

  Effect of Dilutive Security (B)
    options                             --          118,432
			       -----------      -----------

Diluted EPS
  Income available to common
   stockholders and assumed
   conversions                 $   657,000        2,182,836      $       .30
			       ===========       ==========      ===========


				     Six  Months  Ended  May 30, 1997
				  Income          Shares         Per Share
			       --------------------------------------------
				(Numerator)     (Denominator)      Amount
			       -----------       -----------     -----------

Basic EPS
  Income available to common
   stockholders                $   311,000        2,021,469      $       .15

  Effect of Dilutive Security (B)
   options                              --          166,921
			       -----------        ---------
Diluted EPS
  Income available to common
   stockholders and assumed
   conversions                 $   311,000        2,188,390      $       .14
			       ===========        =========      ===========

     (B) Options for 154,160 and 86,425 shares of common stock were outstanding at May 29, 1998 and May 30, 1997, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive.


(4) On April 13, 1998 the Company refinanced one of its term loans with an existing lender. The new term loan, in the principal amount of $3,710,000, due May, 2003, is secured by a first interest in certain equipment. Monthly payments, beginning June, 1998, are $75,296, including interest at 8.04%. The proceeds from the refinancing were used to pay down $1,418,000 of the revolving line of credit, $35,000 of accrued interest and $2,257,000 of term debt. This term loan agreement contains loan covenants similar to the Company's existing term loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


	  FIRST SIX MONTHS, 1998, COMPARED WITH FIRST SIX MONTHS, 1997


Net sales at $32,974,000 were comparable with the first six months of 1997. Sales from Plymouth's Canton operations decreased 8% for the six months, primarily because of capacity constraints, and product mix. The Company anticipates that the installation of new equipment will gradually increase capacity throughout fiscal 1998. Brite-Line Technologies, which is now in the peak summer selling period, had a significant sales increase from the previous year, reflecting increased business from new and existing customers. Plymouth Europa sales increased significantly from the previous year, both because of increased demand and because the subsidiary's operations were only included from January, 1997.

Gross margin increased to 25.4% from 23.3%. Gross margin in Plymouth's Canton operations increased to 25.2% from 23.3%, reflecting improvements in production costs, including lower manufacturing spending, improved production output and lower raw material prices, partially offset by unfavorable volume variances due to the lower production activity in the first quarter of 1998. Brite-Line's gross margin also improved to 30.3% from 22.9%, reflecting favorable overhead absorption from the increased production activity and a favorable product mix. Plymouth Europa's gross margin decreased 3.8% from the prior year, reflecting a change in product mix.

Selling, general and administrative expenses as a percentage of sales decreased to 19.3% from 19.6%, as lower commissions, freight, advertising and selling salaries were offset by higher accrued profit sharing and bonus and higher Brite-Line samples and testing expense. Total selling, general and administrative expenses at Plymouth's Canton operations decreased from the prior year, while expenses increased at Brite-Line and Plymouth Europa.

Interest expense increased to $851,000 from $681,000, primarily because of higher loan balances to finance capital expenditures and operating activities.

As a result of the above factors, income before tax increased to $1,103,000 from $514,000 and net income increased to $657,000 from $346,000.

Cash generated from operating activities was $913,000 as compared to $596,000 used in the first half of the prior year. The major contributors to cash inflows were net income of $657,000, depreciation of $827,000, and a total increase of $868,000 in accrued expenses and accounts payable. The major operating uses of cash were an inventory increase of $1,012,000 and an accounts receivable increase of $633,000. During 1998, the Company used $1,921,000 from its revolving line of credit and $3,710,000 from a refinancing of capital equipment, to pay off or to reduce term debt of $2,813,000 and finance capital expenditures of $3,405,000. The revolving line of credit was used to finance some of the capital expenditures on an interim basis until the capital lease and capital expenditure line of credit (described below) were completed.

As of May 29, 1998, because of collateral limitations and after consideration of a letter of credit related to the purchase of new equipment and to a guarantee of 80,000,000 pesetas (approximately $577,000) on a term-loan agreement with a Spanish Bank syndicate, the Company had approximately $1,300,000 of unused borrowing capacity under its $15 million line of credit with its primary lender. Subsequent to the end of the second quarter, the Company has completed a capital lease, for $569,000. In addition, the Company has completed a capital expenditure line of credit, for a maximum of

	FIRST SIX MONTHS, 1998, COMPARED WITH FIRST SIX MONTHS, 1997

				    (Continued)


$2,000,000, of which $977,000 was funded. In the opinion of management, anticipated cash flow from operations, and additional funds generated from financing arrangements will provide sufficient funds to meet expected needs during fiscal 1998, including necessary working capital expansion to support anticipated revenue growth. The Company is in compliance with its financial covenants as of the end of the second quarter of 1998, and expects to be in compliance with these covenants for at least the next four quarters.

The Company is concerned about the current strike at General Motors, its largest customer, and the potential significant negative impact on its operations for the third quarter and subsequent quarters.
Management is reviewing the situation on an on-going basis.

Year 2000

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000.  This is commonly referred to as the
"Year 2000 issue," and management has assembled a task force to oversee the entire year 2000 process, including producing an inventory of issues, assessment, correction and testing, and implementation. The task force is looking at critical operational and reporting systems, operating systems and personal computers, vendor compliance, manufacturing equipment compliance, customer coordination and other areas. Management expects to have addressed most issues pertaining to the year 2000 issue by the beginning of fiscal 1999, although there is no guarantee it will
be able to do so.   Based upon currently available
information, management has no reason to believe that its goal and expectation will not be met and does not anticipate that the cost of effecting Year-2000 compliance will have a material impact on the Corporation's financial condition, results of operations, or liquidity.

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimate is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company include: risk of recession in the economies in which its products are sold, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, competition in pricing and continued globalization of the automotive supply base.

	 SECOND QUARTER, 1998, COMPARED WITH SECOND QUARTER, 1997



Net sales increased 4.5% to $18,510,000 from $17,706,000 a year ago. The sales increase was primarily contributed by the Brite-
Line Technologies subsidiary, where sales increased significantly from last year. During the quarter, Brite-Line received a surge in orders from new and existing customers. Brite-Line Technologies, which is now in the peak summer selling period, had a significant sales increase from the previous year, reflecting increased business from new and existing customers. The Plymouth Europa subsidiary also increased sales significantly over the previous year. Sales at Plymouth's Canton operations decreased 9.3% from the prior year, reflecting continuing capacity constraints. The Company anticipates that the installation of new equipment will gradually increase capacity throughout fiscal 1998.

Gross margin increased to 30.3% from 22.1% a year ago. At Plymouth's operations in Canton, gross margin increased to 29.5% from 21.4%, due to improvements in production costs, including lower manufacturing spending, lower raw material prices, and improved production output. At Brite-Line, the gross margin also improved to 38.5% from 29.5%, reflecting favorable overhead absorption from the increased production activity, and a favorable product mix.

Selling, general and administrative expenses as a percentage of sales decreased to 18.1% from 18.7% last year. Lower commissions, freight, advertising, and selling salaries were offset by higher accrued profit sharing and bonus and higher
Brite-Line samples and testing expense.   Total selling, general
and administrative expenses at Plymouth's Canton operations and Plymouth Europa decreased from the prior year, while expenses increased at Brite-Line due to the increased activity.

Interest expense increased to $453,000 from $345,000, primarily because of higher loan balances to finance capital expenditures and operating activities.

As a result of the above factors, income before tax increased to $1,796,000 from $269,000 and net income increased to $1,080,000 from $170,000.

			PLYMOUTH RUBBER COMPANY, INC.


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
	  -----------------

	  Reference is made to the information contained in
	  Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended November 28, 1997, and in
	  Note 12 of the Notes To Consolidated Financial Statements contained in said report.


Item 2.   Changes in Securities
	  ---------------------

	  None


Item 3.   Defaults upon Senior Securities
	  -------------------------------

	  Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders
	  ---------------------------------------------------
	  The Company's Annual Meeting was held on April 24,1998.

	  The following members were elected to the Company's
	  Board of Directors to hold office for the ensuing three-year term:

		Nominees              In Favor           Opposed

	  Joseph D. Hamilburg          748,714              210
	  C. Gerald Goldsmith          431,655                0

	  The results on the voting of the following additional items were as follows:

	  The ratification of the Company's Amendment to the 1995 Non-Employee Directors stock option plan.

	  In Favor     Opposed     Abstain          No Vote

	  685,299       63,021        604               0

	  The ratification of the appointment of Price
	  Waterhouse LLP as independent auditors of the Company for the next fiscal year:

	  In Favor     Opposed        Abstain          No Vote

	   747,521       1,000          403               0

			    SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.








					   Plymouth Rubber Company, Inc.
					   -----------------------------
						(Registrant)




						 /s/ Joseph J. Berns
					   -----------------------------
						    Joseph J. Berns
						Vice President Finance




Date:      July 13, 1998
     ----------------------------

			 PLYMOUTH RUBBER COMPANY, INC.

				 INDEX TO EXHIBITS


Exhibit
  No.        Description
-------      -----------

(2)          Not Applicable.

(3)(i) Restated Articles of Organization -- incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-K for the year ended December 2, 1994.

(3)(ii) By Laws, as amended -- incorporated by reference to Exhibit (3)(ii) of the Company's Annual Report on Form 10K for the year ended November 26, 1993.

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

(4)(xvi) Corporate Guaranty between Plymouth Rubber Company, Inc. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 - incorporated by reference to Exhibit (4)(xix) to the Company's report on Form 10-Q for the quarter ended
	    May 30, 1997.

(4)(xvii) Amendment to Master Security Agreements between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 and January 27, 1997.

(4)(xviii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated April 13, 1998.

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

(22)        Not  Applicable.

(23)       Not Applicable.

(24)       Not  Applicable.

(27)       Financial data schedule for the six months ended May 29, 1998.

(28)       Not Applicable.

(29)       Not Applicable.