Form 10-Q
period 1998-08-28
PLYMOUTH RUBBER CO INC
filed 1998-10-13
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549


                                          FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934



For   Quarter   Ended August 28, 1998 Commission  File  Number   1-5197



                          Plymouth Rubber Company, Inc
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

                              Yes       X           No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $1 -    810,586
Class B common stock, par value $1 -  1,271,548

                           PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

             Item 1.  Financial Statements:                          Page No.

    Consolidated Statement of Operations and
     Retained Earnings (Deficit). . . . . . . . . . . . . . . . .        2

    Consolidated Balance Sheet. . . . . . . . . . . . . . . . . .        3

    Consolidated Statement of Cash Flows. . . . . . . . . . . . .        4

    Notes To Consolidated Financial Statements. . . . . . . . . .       5-9

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . .      10-12



PART II.  OTHER INFORMATION                                              13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS AND
                        RETAINED EARNINGS (DEFICIT)

               (In Thousands Except Share and Per Share Amounts)
                                      (Unaudited)

                                   Third Quarter Ended    Nine Months Ended
                                   Aug. 28,     Aug. 29,   Aug. 28,   Aug. 29,
                                    1998         1997       1998       1997
                                   --------    --------   ---------   --------

Net Sales . . . . . . . . . .     $  17,087   $  16,396  $  50,061  $  49,386
                                    -------     -------    -------    -------
Cost and Expenses:
  Cost of products sold . . .        12,859      12,477     37,470     37,767
  Selling, general and
   administrative . . . . . .         3,077       3,162      9,452      9,616
                                    -------     -------    -------    -------
                                     15,936      15,639     46,922     47,383
                                    -------     -------    -------    -------
Operating income. . . . . . .         1,151         757      3,139      2,003
Interest expense  . . . . . .          (496)       (430)    (1,347)    (1,111)
Other income (expense). . . .            (7)        442        (41)       391
                                    --------    -------    --------   -------
Income before taxes . . . . .           648         769      1,751      1,283
Provision for income taxes. .          (262)       (332)      (708)      (535)
                                    --------    -------    --------   -------
Net income. . . . . . . . . .           386         437      1,043        748
Retained earnings (deficit)
  at beginning of  period . .        (1,625)     (3,237)    (2,282)    (3,548)
                                    --------    --------   --------   --------
Retained earnings (deficit)
  at end of period. . . . . .     $  (1,239)  $  (2,800) $  (1,239) $  (2,800)
                                    ========    ========   ========   ========

Per Share Data:

Basic Earnings Per Share:

Net Income. . . . . . . . . .     $     .19   $     .22  $     .50  $     .37
                                   ========     =======    =======    =======
Weighted average number of
  shares outstanding  . . . .     2,079,825   2,030,513  2,069,544  2,024,484
                                  =========   =========  =========  =========

Diluted Earnings Per Share:

Net Income.. . . . . . . . .      $     .17   $     .20  $     .47  $     .34
                                   ========     =======    =======    =======
Weighted average number of
  shares outstanding . . . .      2,227,070   2,160,486  2,196,757  2,179,654
                                  =========   =========  =========  =========


         See Accompanying Notes To Consolidated Financial Statements

                      PLYMOUTH RUBBER COMPANY, INC.
                       CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                        Aug. 28,             Nov. 28,
                                          1998                 1997
                                      (Unaudited)
                                      ----------          ----------
ASSETS
CURRENT ASSETS:
Cash . . . . . . . . . . . . . .       $      24          $       12
Accounts receivable. . . . . . .          11,940              10,347
Allowance for doubtful accounts.            (456)               (314)
                                         --------            --------
                                          11,484              10,033
Inventories:                             --------            --------
    Raw materials. . . . . . . .           4,059               3,772
    Work in process. . . . . . .           2,762               1,472
    Finished goods . . . . . . .           4,956               5,208
                                         --------            --------
                                          11,777              10,452
                                         --------            --------
Deferred tax assets, net . . . .           1,689               1,689
Prepaid expenses and other
  current assets . . . . . . . .             611                 873
                                         --------            --------
    Total current assets . . . .          25,585              23,059
                                         --------            --------
PLANT ASSETS:
Plant assets . . . . . . . . . .          40,033              35,390
Less:  Accumulated depreciation.         (19,344)            (18,049)
                                         --------            --------
    Total plant assets, net. . .          20,689              17,341
                                         --------            --------
OTHER ASSETS
Deferred tax assets, net . . . .           2,038               2,346
Other long-term assets . . . . .           1,238               1,318
                                         --------            --------
                                           3,276               3,664
                                         --------            --------
    TOTAL ASSETS                       $  49,550           $  44,064
                                         ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving line of credit  . . .        $  10,419           $   8,221
Trade accounts payable. . . . .            6,318               6,034
Accrued expenses. . . . . . . .            3,991               3,212
Current portion of long-term
  Borrowings. . . . . . . . . .            2,381               2,138
Current portion of product
  warranties. . . . . . . . . .               45                 160
                                         --------            --------
    Total current liabilities             23,154              19,765
                                         --------            --------
LONG-TERM LIABILITIES:
Borrowings. . . . . . . . . . .           11,317               9,874
Pension obligation. . . . . . .            2,900               3,358
Product warranties. . . . . . .              491                 516
Other . . . . . . . . . . . . .            2,161               2,110
                                         --------            --------
    Total long-term liabilities           16,869              15,858
                                         --------            --------
STOCKHOLDERS' EQUITY
Preferred stock . . . . . . . .              --                  --
Class A  voting common stock. .              810                 810
Class B non-voting common stock            1,272               1,234
Paid in capital . . . . . . . .            9,073               9,067
Retained earnings (deficit) . .           (1,239)             (2,282)
Cumulative translation
  Adjustment. . . . . . . . . .             (109)                (91)
Pension liability adjustment,
  net of tax. . . . . . . . . .             (145)               (145)
Deferred compensation . . . . .             (124)               (152)
                                         --------            --------
                                           9,538               8,441
Less: Treasury stock at cost. .              (11)                --
                                         --------            --------
                                           9,527               8,441
TOTAL LIABILITIES &                      --------            --------
  STOCKHOLDERS' EQUITY                 $  49,550           $  44,064
                                         ========            ========

        See Accompanying Notes To Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In Thousands)          (Unaudited)

                                            Nine Months Ended
                                         Aug. 28,            Aug. 29,
                                          1998                1997
                                        ----------          ---------
Cash flows relating to operating
 activities:
  Net Income . . . . . . . . . . .     $   1,043           $     748
  Adjustments to reconcile net
   income to net cash provided
   by (used in)operating
   activities:
    Depreciation and amortization.         1,401               1,124
    Amortization of deferred
     compensation. . . . . . . . .            28                  28
  Changes in assets and liabilities:
    Accounts receivable. . . . . . .      (1,481)             (1,845)
    Inventory. . . . . . . . . . . .      (1,335)                111
    Prepaid expenses . . . . . . . .         262                 (68)
    Other assets . . . . . . . . . .          (9)                (14)
    Accounts payable . . . . . . . .         301                 690
    Accrued expenses . . . . . . . .       1,132                 (75)
    Pension obligation . . . . . . .        (313)               (688)
    Product warranties . . . . . . .        (140)                (80)
    Other liabilities. . . . . . . .          51                 (25)
Net cash provided by (used in)           --------            --------
  operating activities                       940                 (94)
                                         --------            --------
Cash flows relating to investing
 activities:
  Capital expenditures . . . . . . .      (4,726)             (3,399)
  Sale/lease back of plant assets. .         569                 --
  Acquisition of Cintas Adhesivas
    Nunez, S.A., net of cash
    acquired of $90. . . . . . . . .         --               (2,155)
  Acquisition of certain assets of
    Brite-Line Industries, Inc . . .         --                 (502)
                                         --------            --------
Net cash used in investing activities     (4,157)             (6,056)
                                         --------            --------
Cash flows relating to financing
  activities:
  Net increase in revolving line
   of credit . . . . . . . . . . . .       2,204               1,708
  Proceeds from term loan. . . . . .       4,687               5,771
  Payments of term loan. . . . . . .      (3,239)             (1,192)
  Payments on capital leases . . . .        (297)               (164)
  Proceeds from insurance financing.         --                  157
  Payments on insurance financing. .        (166)                (96)
  Treasury stock purchase. . . . . .         (11)                 --
  Proceeds from issuance of common
    Stock. . . . . . . . . . . . . .          44                  23
                                         --------            --------
Net cash provided by financing
  activities                               3,222               6,207
                                         --------            --------
Effect of exchange rates on cash . .           7                 (11)
                                         --------            --------
Net change in cash . . . . . . . . .          12                  46
Cash at the beginning of the period.          12                  --
                                         --------            --------
Cash at the end of the period. . . .   $      24           $      46
                                         ========            ========
          Supplemental Disclosure of Cash Flow Information

Cash paid for interest . . . . . . .   $   1,371           $   1,194
                                          =======             =======
Cash paid for income taxes . . . . .   $     103           $     106
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

(2) In connection with its former roofing materials business, the Company issued extended warranties as to the workmanship and performance of its products. Over 99% of these warranties had expired prior to the end of 1995, and the last of the ten-year warranties expired in 1996. (A small number of certain other, more restrictive, and limited warranties continue thereafter). The estimated costs of these warranties were accrued at the time of sale, subject to subsequent adjustment to reflect actual experience. Some warranty holders have filed claims or brought suits against the Company and others relating to alleged roof failures. The Company believes, upon advice of counsel, that its warranty obligation under such warranties is limited to the cost of the roofing materials and that the amounts of the claims are in excess of its ultimate liability. The Company is vigorously defending against these claims and believes that some are without merit and that the damages claimed in others may not bear any reasonable relationship to the merits of the claims or the real amount of damage, if any, sustained by the various claimants. Management believes that the $536,000 reserve recorded at August 28, 1998 is adequate provision for the Company's remaining warranty obligations.

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

In the first case, a General Notice of Potential Liability was sent to 1,659 Potentially Responsible Parties ("PRP") including the Company, in June, 1992, relative to a Superfund site known as Solvents Recovery Service of New England ("SRS") at a location in Southington, Connecticut, concerning shipments to the site which occurred between June 1, 1956, and January 25, 1974. The EPA has attributed a 1.74% share of the aggregate waste volume to the Company. The Company is a participant in the performing PRP group. The first phase of a remediation program is estimated to cost $3.6 million. The Administrative Order on Consent for Removal Action and Remedial/Feasibility study was entered on or about February 6, 1997. Phase II of the clean-up and the Remedial Investigation/Feasibility Study ("RI/FS"), is projected to cost $2.1 million. The most currently available estimate is that the total cost of the clean-up for the PRP's will range from approximately $38 million to $48 million. Based on all available information as well as its prior experience, management believes the amount accrued of $511,000, which is net of approximately $215,000 in total payments made by the Company, in the accompanying consoli-dated financial statements as of August 28, 1998, is reasonable in relation to the Company's attributed share of total estimated aggregate cost. This amount is subject to adjustment for future developments that may arise from the long- range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the Record of Decision ("ROD"), the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

                    PLYMOUTH RUBBER COMPANY, INC.


     NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)


In the second case, on January 25, 1994, the Company received a notification of an additional Superfund Site, Old Southington Landfill, (the "OSL Site") regarding which the EPA asserts that the Company is a PRP. The OSL Site is related to the SRS Site in that, the EPA alleges, after receipt and processing of various hazardous substances from PRP's, the owners and/or operators of the SRS Site shipped the resultant contaminated sludge and waste water from the
SRS Site to the OSL Site, prior to October, 1967. Since the Company is alleged to have shipped materials to the SRS Site, the EPA alleges that the Company is also a PRP of the OSL Site. In addition, there were direct shippers to the site, among them the Town of Southington, General Electric, and Pratt & Whitney, as well as other transporters and/or users. Based on EPA's asserted volume of shipments to SRS during that time period, the EPA has attributed
4.89% of waste volume of all SRS customers to the Company; no attempt has been made by EPA to adjust the waste volume for the distillation done by SRS prior to shipment to OSL.  An ROD was issued in September, 1994 for the first Phase of the clean-up. On or about December 20, 1997, the Company executed the Consent Decree and paid $140,180 in full settlement of the first phase of the clean up. The allocation among the parties and scope of the remedy for the second phase has not been agreed upon; total costs are estimated at between
$10 and $50 million.  The Company has been notified that 21 parties of which the Company is one will likely be precluded from participating in an early
mediated settlement for the second phase on a "de minimis" basis.   Based on
all available information as well as its prior experience, management believes a reasonable estimate of its remaining liability is $337,000 and has accrued this amount in the accompanying consolidated financial statements as of August 28, 1998. This amount is subject to future developments that may arise from the long-range nature of this EPA case, legislative changes, insurance coverage, the uncertainties associated with the ultimate outcome of the second remedial phase, if any, and the joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

On or about January 21, 1997, the Company received a Notice of Responsibility from the DEP pursuant to M.G.L. c. 21E concerning the certain sites identified as The Ledge, 757-782 State Road, Dartmouth: RTN No. 4-0234; and Ridge Hill Road, Freetown: RTN No. 4-0086. The letter indicates that drums containing hazardous materials, some of which may have contained the Company's wastes, were discovered at both sites in April, 1979, and that response actions were undertaken at both sites between 1979 and 1981 by the DEP. On information and belief, the company which disposed of these drums is H&M Drum, to whom the Company shipped wastes between 1977 to 1979. The DEP has now issued more than seventy-five notices to other PRP's. In compliance with DEP requests and statutory requirements, the Company has hired an LSP to perform certain technical services at the sites. Recent sampling of existing wells at the Freetown site contained no finding of any volatile organic chemicals ("VOC's"). Initial sampling at the Dartmouth site was recently completed, and found low VOC levels at or below drinking water standards. Until additional data is gathered, the extent of the problem and or remedial action required, if any, cannot be determined. Further, the total number of PRP's is not yet known. Accordingly, at the current time, the Company is not able to estimate its portion of any liability ultimately arising from the site. Therefore, as of August 28, 1998, no reserves have been provided in the accompanying financial statements.

In addition, in the process of preparing to eliminate the use of certain underground storage tanks located at the Company's manufacturing facility in Canton, Massachusetts, the Company determined that some soil contamination
had occurred in a small localized area near  the tanks  in question.   In
accordance with  Massachusetts  requirements,  the

                       PLYMOUTH RUBBER COMPANY, INC.

Company notified the Massachusetts Department of Environmental Protection ("DEP") of the foregoing, and on or about September 9, 1994, the DEP issued a Notice of Responsibility, RTN No. 3-11520, pursuant to M.G.L. c. 21E. According to the preliminary information obtained by an independent Licensed Site Professional, the contamination of the soil appears to be confined to a small area and does not pose an environmental risk to the surrounding property or community. Remediation action is in process. It is expected that such assessment and remediation will take up to two years to complete and that the remaining costs for same will not exceed the additional sum of $261,000, which has been provided for in the accompanying financial statements.

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

                       PLYMOUTH RUBBER COMPANY, INC.


    NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)


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

                                  Third  Quarter  Ended  August 28,  1998
                                    Income         Shares       Per Share
                                  (Numerator)   (Denominator)     Amount

Basic EPS
  Income available to common
    stockholders                  $  386,000     2,079,825     $     .19
                                                                 =======
  Effect of Dilutive Security
    (A) options                          --        147,245
                                    ---------   ----------
Diluted EPS
  Income available to common
    stockholders and assumed
    conversions                   $  386,000     2,227,070     $     .17
                                    =========   ==========       =======

                                  Third  Quarter  Ended   August 29, 1997
                                    Income         Shares       Per Share
                                  (Numerator)   (Denominator)     Amount

Basic EPS
  Income available to common
    stockholders                  $  437,000     2,030,513     $     .22
                                                                 =======
  Effect of Dilutive Security
    (A)options                           --        129,973
                                    ---------    ---------
Diluted EPS
  Income available to common
    stockholders and assumed
    conversions                   $  437,000     2,160,486      $    .20
                                    =========    =========       =======

(A) Options for 96,425 and 139,160 shares of common stock were outstanding at August 28, 1998 and August 29, 1997, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive.

                            PLYMOUTH RUBBER COMPANY, INC.

(3)  Continued...
                                  Nine Months  Ended  August 28,  1998
                                    Income        Shares      Per Share
                                  (Numerator)  (Denominator)    Amount
Basic EPS
  Income available to common
    stockholders                  $1,043,000     2,069,544     $     .50
                                                                 =======
  Effect of Dilutive Security
   (B) options                           --        127,213
                                   ---------     ---------
Diluted EPS
  Income available to common
    stockholders and assumed
    conversions                   $1,043,000     2,196,757      $    .47
                                   =========     =========       =======

                                  Nine  Months  Ended  August 29, 1997
                                    Income         Shares     Per Share
                                 (Numerator)   (Denominator)    Amount
Basic EPS
  Income available to common
    stockholders                  $  748,000     2,024,484      $    .37
                                                                 =======
  Effect of Dilutive Security
   (B)options                            --        155,170
                                    --------     ---------
Diluted EPS
  Income available to common
   stockholders and assumed
   conversions                    $  748,000     2,179,654      $    .34
                                    ========     =========       =======

(B) Options for 182,733 and 136,938 shares of common stock were outstanding at August 28, 1998 and August 29, 1997, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive.

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

(5) On June 30, 1998 the Company entered into a new loan agreement which provides for borrowing up to $2,000,000 through December 1, 1998, to finance the acquisition of various pieces of equipment. The Company has borrowed $977,000 under this agreement to date. The new loan calls for monthly payments of interest only at LIBOR plus 2.75% on the outstanding balance. On December 1, 1998 the outstanding balance under this agreement will be converted to a five-year term loan. The loan is secured by a first interest in certain equipment. This loan agreement contains loan covenants similar to the Company's existing term loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


        FIRST NINE MONTHS, 1998, COMPARED WITH FIRST NINE MONTHS, 1997



Net sales at $50,061,000 increased 1% from $49,386,000 last year. Sales at Brite-Line Technologies increased 79% from last year, reflecting continued increased business from new and existing customers. Plymouth Europa's sales increased 38%, partly because of higher demand, and partly because the subsidiary's operations were only included from January, 1997 in last year's amounts. Sales at Plymouth's Canton operations decreased 8% from last year, primarily because of capacity constraints and product mix, and also because
of reduced demand due to the General Motors strike.   It is estimated that
the strike reduced sales by approximately $1.5 million during the period.

Gross margin increased to 25.2% from 23.5% last year. Gross margin in Plymouth's Canton operations increased to 24.7% from 23.1% last year. The primary factors contributing to the increase were lower product costs as a result of improved production output, lower manufacturing spending, and lower raw material purchase prices, offset by higher unfavorable volume variances. Gross margin at Brite-Line also increased to 30.4% from 27.9% last year, reflecting favorable overhead absorption from the higher production activity, a favorable product mix, and lower purchase prices, offset by higher production costs. Plymouth Europa's gross margins decreased to 21.3% from 23.5% last year, reflecting a change in product mix.

Selling, general and administrative expenses, as a percentage of sales, decreased to 18.9% from 19.5% last year. The major contributing factors were lower warehouse handling charges, commissions, freight, advertising and selling salaries, offset by higher accrued bonus and profit sharing, and higher professional fees.

Interest expense increased to $1,347,000 from $1,111,000 last year, because of higher loan balances to finance capital expenditures and operating activities.

Other expense in 1998 was $41,000, as compared to $391,000 of other income in
1997.    The first nine months in 1997 has a $496,000 one-time gain from the sale of real estate.

As a result of the above factors, income before tax increased 36% to $1,751,000 from $1,283,000 last year, and net income increased 39% to $1,043,000 from $748,000 last year.

The tax rate decreased to 40.4% from 41.7% in the prior year, due to management's estimate of the effective tax rate at the beginning of the current year, which was based on the actual effective tax rate of the prior year.

Cash generated from operations was $940,000, as compared to $94,000 used in the first nine months of 1997. The major contributors to cash inflows were net income of $1,043,000, depreciation and amortization of $1,401,000, and an increase in accrued expenses and accounts payable of $1,433,000. The major operating uses of cash were an increase in accounts receivable of $1,481,000 , and an increase in inventory of $1,335,000. During 1998, the Company used $2,204,000 from its revolving line of credit, and $4,687,000 from a refinancing of capital equipment, and a capital expenditure line of credit to pay off or to reduce term debt of $3,239,000, and to finance capital expenditures of $4,726,000.

As of August 28, 1998, because of collateral limitations and after consideration of a letter of credit related to the purchase of new equipment and to a guarantee of 80,000,000 pesetas (approximately $577,000) on a long-term loan agreement with a Spanish Bank syndicate, the Company had approximately $1,900,000 of unused borrowing capacity under its $15 million line

FIRST NINE MONTHS, 1998, COMPARED WITH FIRST NINE MONTHS, 1997

(Continued)


of credit with its primary lender. In the opinion of management, anticipated cash flow from operations, and additional funds generated by the capital expenditure line of credit, will provide sufficient funds to meet expected needs during fiscal 1998, including necessary working capital to support anticipated growth.


Year 2000

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a data field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue," and the Company has assembled a task force to oversee the entire Year 2000 project, for both information technology ("IT") and non-IT systems. This task force has identified four phases of the Year 2000 compliance project for its IT and non-IT systems. These phases are 1) issue identification, 2) assessment, 3) development of remediation and contingency plans, and 4) implementation and testing.

The Company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems and products, in the remediation phase. The Company believes that its greatest potential risks are associated with its IT systems and non-IT systems embedded in its operations and infrastructure. The Company is at the beginning stage of assessment for its operations and infrastructure. The Company has not yet determined the extent of contingency planning that may be required for both IT and non-IT systems. Costs incurred to date have not been material to its financial condition or results of operations and have been expensed. The Company currently estimates that total costs of its Year 2000 project will not be material, and it currently plans to be able to fund the costs of this project through operating cash flows. However, the Company has not yet completed its assessments, developed remediation for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

The Company's expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors including the degree of compliance achieved by suppliers and customers on whom the Company relies. The Company will need to obtain assurance from its significant customer with
respect to its Year 2000 compliance.   There can be no assurance that variou
s factors relating to the Year 2000 compliance issues will not have a material adverse effect on the Company's business, operating results or financial position.

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimate is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regula-tions, significant raw material price fluctuations, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company include: risk of recession in the economies in which its products are sold, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, and competition in pricing.

THIRD QUARTER, 1998 COMPARED WITH THIRD QUARTER, 1997



Net sales at $17,087,000 increased 4% from last year. Sales at Brite-Line Technologies increased 77% from last year, reflecting continued increased business from new and existing customers. Sales at Plymouth Europa increased 27% because of higher demand in the contractor/industrial, automotive, and export markets. These increases were offset by a sales decrease of 7% at Plymouth's Canton operations, because of reduced demand due to the General Motor's strike. It is estimated that the strike reduced sales by approximately $1.5 million during the period.

Gross margin increased to 24.7% from 23.9% last year. Gross margin at Plymouth's Canton operations increased slightly to 23.5% from 22.9% last year. Lower raw material purchase prices and lower manufacturing spending were offset by higher unfavorable volume variances. Gross margin at Europa increased to 22.2% from 21.2% last year, and gross margin at Brite-Line decreased to 30.6% from 33.1% last year.

Selling, general and administrative expenses, as a percentage of sales, decreased to 18.0% from 19.3% last year. Lower warehouse handling charges and freight were offset by higher accrued profit sharing and bonus.

Interest expense increased to $496,000 from $430,000 last year, reflecting higher loan balances to finance capital expenditures and operating activities.

Other expense in 1998 was $7,000, as compared to $442,000 of other income in 1997. 1997 had a $446,000 one-time gain from the sale of real estate.

Excluding the one-time real estate gain, income before tax increased 101% to $648,000 from $323,000 last year. Including the one-time gain, income before tax decreased to $648,000 from $769,000 last year, and net income decreased to $386,000 from $437,000 last year.

The tax rate decreased to 40.4% from 43.2% in the prior year, due to management's estimate of the effective tax rate at the beginning of the current year, which was based on the actual effective tax rate of the prior year.

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








                                      Plymouth Rubber Company, Inc.
                                                (Registrant)




                                               /S/ Joseph J. Berns
                                               Joseph J. Berns
                                            Vice President - Finance




Date:  October  12, 1998

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

(4)(xvii) Amendment to Master Security Agreements between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 and January 27, 1997 - incorporated by reference to Exhibit (4)(xvii) to the Company's report on Form 10-Q for the quarter ended May 29, 1998.

(4)(xviii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated April 13, 1998 - incorporated by reference to Exhibit (4)(xviii) to the Company's report on Form 10-Q for the quarter ended May 29, 1998.

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

                          PLYMOUTH RUBBER COMPANY, INC.

                                INDEX TO EXHIBITS
                                      (Continued)


Exhibit
  No.     Description

(10)(ii) General Form of Deferred Compensation Agreement entered into between the Company and certain officers -- incorporated by reference to Exhibit
(10)(ii) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993

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

(16)      Not  Applicable.

(18)      Not  Applicable.

(19)      Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)      Not  Applicable.

(23)      Not Applicable.

(24)      Not  Applicable.

(27)      Financial data schedule for the nine months ended August 28, 1998.

(28)      Not Applicable.

(29)      Not Applicable.





17