Form 10-K
period 1998-11-27
PLYMOUTH RUBBER CO INC
filed 1999-02-26
CIK 79225

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:                    Commission File Number
          November 27, 1998                                  1-5197

                         PLYMOUTH RUBBER COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Massachusetts                                    04-1733970
            -------------                               -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

104 Revere Street, Canton, Massachusetts                        02021
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code:          (781) 828-0220

Securities registered pursuant to
    Section 12(b) of the Act:                           Name of each exchange on
      Title of each class                                   Which registered
---------------------------------                       ------------------------
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

            Yes       X                  No
                   -------                       -------

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 504 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X
                                         -------

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at January 22, 1999, was approximately $2,149,000.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

            Class A common stock, par value $1 . . . . .   810,586
            Class B common stock, par value $1 . . . . . 1,275,014

      Documents incorporated by reference:
      Portions of the registrant's definitive Proxy Statement to be dated on or about March 26, 1999 (the "Proxy Statement") are incorporated by reference in
Part III of this Report. Other documents incorporated by reference in this report are listed in the Index to Exhibits.
================================================================================

                        PLYMOUTH RUBBER COMPANY, INC.

                                    PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Plymouth Rubber Company, Inc. (the "Company") manufactures and supplies rubber and vinyl products to a broad range of markets, including the electrical supply industry, electric utilities, automotive and other Original Equipment Manufacturers (OEM) and to highway striping contractors. These products, which include electrical insulating tapes, automotive harness tapes, and industrial tapes and films, are sold either through sales personnel employed by the Company and/or through distributors and/or commissioned sales representatives. On October 4, 1996, the Company acquired certain assets of Brite-Line Industries, Inc. Brite-Line Technologies, Inc. ("Brite-Line") produces and markets rubber based highway marking tapes from its Denver, Colorado facility. On January 3, 1997, Plymouth Rubber Europa, S.A., a wholly-owned subsidiary of the Company, acquired 100% of the outstanding shares of Cintas Adhesivas Nunez, S.A., a privately owned company located in Porrino, Spain. Plymouth Rubber Europa, S.A. produces and markets vinyl and cloth-based insulating tapes from its facility in Porrino, Spain.

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

The Company owns a number of patents and/or intellectual property rights on products manufactured. Patents held and licenses granted do not materially affect current operations.

Because products are manufactured for inventory as well as to order for specific customers, both the order backlog and the inventory turnover vary significantly from market to market. In general, on a Company wide basis, the backlog is equivalent to approximately one month's sales volume. The Company grants various payment terms in accordance with the standards dictated by individual markets; however, extended payment terms generally are not granted with the exception of certain foreign markets where payment terms may consider local customs and practices.

The markets served by the Company are highly competitive. Competition comprises a number of domestic and foreign companies, some of which have larger sales organizations and substantially greater resources than the Company. In general, the Company regards itself as having an average competitive position in the industry, although, based on available market information, it is believed that the Company is a significant factor in, and has captured significant shares of the markets for friction, rubber and vinyl tape products. The estimated number of competitors varies from market to market. The Company relies upon product design, product quality, price and service to maintain its competitive position in the markets served and no single product accounts for a predominant amount of the Company's total sales volume. Since 1988, the Company has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of the Delphi Packard Electric Division ("PED") of General Motors, and has also supplied part of PED's tape requirements for Europe and South America. In 1995, the Company was awarded a three-year agreement, which has been extended through December 1999, as sole source of PVC (vinyl) harness tapes to PED. PED accounted for approximately 29%, 33% and 36% of the Company's net sales in 1998, 1997 and 1996, respectively. As PED constitutes approximately one-third of the Company's sales, the loss of the account would have a material adverse effect on the Company. The Company is diversifying its automotive tapes business by adding new customers in the United States and abroad, and by developing new tapes for harnessing, as well as other products for other markets.

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

With the exception of Plymouth Rubber Europa, S.A., (see Note 3 of the Notes to Consolidated Financial Statements) the Company has no manufacturing operations in foreign countries; products sold to foreign customers are either exported from the United States or shipped from inventories maintained in foreign countries. The Company's export sales from the United States were approximately 11% of total sales in 1998, 15% in 1997, and 14% in 1996.

The Company employs approximately 475 people.


ITEM 2.  PROPERTIES

Substantially all the manufacturing, administrative and principal sales facilities are owned by the Company and are located in Canton, Massachusetts. These facilities comprise approximately 500,000 square feet. Plymouth Rubber Europa, S.A., owns an 11,000 square foot facility in Porrino, Spain, and Brite-Line Technologies, Inc. leases a 50,000 square foot facility in Denver, Colorado (see Note 3 of the Notes to Consolidated Financial Statements).

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


ITEM 3.   LEGAL PROCEEDINGS

ENVIRONMENTAL

Claims under CERCLA

The Company has been named as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency ("EPA") in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). These CERCLA claims involve attempts by the EPA to recover the costs associated with the cleanup of two Superfund Sites in Southington, Connecticut--the Solvent Recovery Service of New England Superfund Site ("SRS Site") and the Old Southington Landfill Superfund Site ("OSL Site"). SRS was an independent and licensed solvent recycler/disposal company. The EPA asserts that SRS, after receiving and processing various hazardous substances from PRP's, shipped some resultant sludges and wastewater from the SRS Site to the OSL Site.

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned shares," the Company recently has been contributing approximately 2.05% toward the performing PRP group's expenses. Based upon the investigations and remedial actions conducted at the Site to date, including the recently completed phytoremediation study, it is presently estimated that the total cost of the cleanup at the Site will range from approximately $25 million to $50 million. In the accompanying consolidated financial statements as of November 27, 1998, management has accrued $511,000 as a reserve in this matter (which is net of approximately $215,000 in payments made to date by the Company).

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRP's (such as the Company), EPA has named a number of other PRP's who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the "SRS transshipper" PRP's waste volume at the OSL Site to the Company, which is an undetermined fraction of the total waste volume at the Site. A Record of Decision ("ROD") was issued in September, 1994 for the first phase of the cleanup and, in December, 1997, following mediation, the Company contributed $140,180 (toward a total contribution by the "SRS transshipper" PRP's of approximately $2.5 million) in full settlement of the first phase. At present, neither the remedy for the second phase of the cleanup (groundwater) nor the allocation of the costs thereof among the PRP's has been determined. It has been estimated that the total costs of the second phase may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter.

Based on all available information as well as its prior experience, management believes that its accruals in these two matters are reasonable. However, in each case the reserved amount is subject to adjustment for future developments that may arise from one or more of the following--the long range nature of the case, legislative changes, insurance coverage, the joint and several liability provisions of CERCLA, the uncertainties associated with the ultimate groundwater remedy selected, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized soil contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP") in 1994 and 1997 respectively, and DEP issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 and RTN No. 3-15347, respectively). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the soil contamination appears to be confined to a small area and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil in the vicinity of the tanks; however, additional sampling is required. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $325,000, and that amount has been accrued in the accompanying financial statements.

In January, 1997 the Company received a Chapter 21E Notice of Responsibility from DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. DEP contends that an independent disposal firm allegedly hired by the Company and other PRP's, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRP's. A group of PRP's, including the Company, has retained an LSP to conduct groundwater investigations at both sites. Those investigations are still in progress, and until additional data is gathered, it is not possible to reasonably estimate the extent of the problem, the costs of any cleanup that may be required at either or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been accrued in the accompanying financial statements with respect to these two sites.


OTHER LITIGATION

The Company's subsidiary, Brite-Line Technologies, Inc., is both a defendant and a counterclaim plaintiff in a patent infringement lawsuit which was initiated in 1998 in federal district court in Minnesota. The suit involves contrasting claims by Brite-Line and the plaintiff (a competitor of Brite-Line in the highway marking tapes business), that the other party has committed patent infringement with respect to its specialty retroreflective pavement marking tapes containing raised areas/protrusions. The particular Brite-Line products in question, which were recently introduced to the market, are sold under the Deltaline trademark. Brite-Line believes, upon advice of counsel, that it has not infringed the plaintiff's patents. Brite-Line is vigorously defending against the plaintiff's claims and is pursuing with equal vigor, its own patent infringement claims against the plaintiff. The case is in the early stages of discovery, so it is not possible at this time to reasonably estimate the dollar amount, if any, that either party ultimately may recover from the other. However, the plaintiff's sales of its challenged products have significantly exceeded Plymouth's sales of Deltaline products.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                     EXECUTIVE OFFICERS OF THE COMPANY

Name                   Position/Officer                            Age (at last Birthday)    Served Since
----                   ----------------                            ----------------------    ------------

Maurice J. Hamilburg   President and Co - Chief Executive
                         Officer and Director                                 52                 1987
Joseph D. Hamilburg    Co - Chief Executive Officer and Director              50                 1998
Fiore D. DiGiovine     VP - Mfg. Development                                  71                 1987
Alan I. Eisenberg      VP - Sales & Marketing                                 48             1988 & 1986
Sheldon S. Leppo       VP - Research & Development                            64                 1970
Joseph J. Berns        VP - Finance and Treasurer                             52                 1997
William F. Mansell     VP - Manufacturing                                     42                 1997
David M. Kozol         Clerk and Secretary                                    40                 1998

Messrs.  Maurice J. Hamilburg,  Fiore D. DiGiovine,  Sheldon S. Leppo and Alan
I. Eisenberg have held their present positions during each of the past five years.

Mr. Joseph J. Berns joined the Company in August, 1997. From 1987 to 1997, he served as Vice President - Finance for Cooley Incorporated, a manufacturer of coated fabrics.

Joseph D. Hamilburg joined the Company in April, 1998. From 1989 to 1998, he served as President of J.D.H. Enterprises, Inc., an international consulting  company.  Mr.  Hamilburg  has been a Director of the Company since
1974.

Mr. William F. Mansell joined the Company in September, 1997. From 1991 to 1997 he served as Operations Manager and Center of Excellence leader for the Advanced Polymer Division of the Furon Company, a manufacturer of high performance plastics.

Mr. Kozol, for more than five years, has been a practicing attorney in the law firm of Friedman & Atherton, which serves as the Company's counsel.

                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a)  PRICE RANGE OF COMMON STOCK

The following table sets forth the reported high and low prices for Plymouth Class A and Class B common stock, which shares are listed and traded on the American Stock Exchange.

                             Class A             Class B                                       Class A             Class B
                          ---------------    -----------------                               -------------      ---------------
                          High     Low       High      Low                                   High     Low       High      Low
                          ----     ---       ----      ---                                   ----     ---       ----      ---

   Quarter 1998                                                       Quarter 1997
   First ............. .  6 1/2    5         5 1/8     4 1/8          First .............    8 3/16   6 5/8     7 3/4     6 5/8
   Second ............    7 1/4    5 9/16    7 1/4     4 11/16        Second ............    6 3/4    4 1/8     6 3/4     3 1/2
   Third .............    8 1/8    6 3/8     7 3/16    6 1/16         Third .............    6 1/2    5 5/8     5 1/4     4 1/4
   Fourth ............    7        6         6 5/8     5 7/8          Fourth ............    6 1/16   5 5/8     4 7/8     4 1/8

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of January 22, 1999, the approximate number of holders of each class of equity securities of the Company was:

                 Title of Class                               Number of Holders
                 --------------                               -----------------

           Class A voting common stock $1.00 par value .......       250
           Class B non-voting common stock $1.00 par value ...       300

(c)  DIVIDENDS

The Company has not paid cash dividends on its common stock since its fiscal year ended in 1970. Under the Company's loan agreements, it is prohibited from paying any cash dividends with respect to its capital stock without a waiver from its lender, so long as any obligation under the loan agreements remains outstanding. In addition, a payment of dividends will depend, among other factors, on earnings, capital requirements and the working capital needs of the Company. At the present time, the Company intends to follow a policy of retaining earnings in order to finance the development of its business.

ITEM 6. SELECTED FINANCIAL DATA (SEE NOTES 2, 3, 4 AND 6 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

SELECTED INCOME STATEMENT DATA:

                                                                               Years Ended
                                         ---------------------------------------------------------------------------------------
                                            1998                1997               1996               1995              1994
                                         -----------        -----------        -----------        -----------        -----------

Net Sales                                $69,041,000        $67,136,000        $57,181,000        $53,293,000        $51,045,000
Income from continuing operations        $ 1,838,000        $ 1,266,000        $ 1,872,000        $ 1,966,000        $ 2,512,000

Per Share Data:
Income from continuing operations
  (diluted)                              $      0.84        $      0.58        $      0.84        $      0.88        $      1.14
Weighted average shares outstanding        2,200,406          2,174,482          2,226,008          2,244,636          2,202,466

SELECTED BALANCE SHEET DATA:

Total Assets                             $50,701,000        $44,064,000        $34,750,000        $31,482,000        $28,398,000
Long Term Liabilities                    $16,919,000        $15,858,000        $11,439,000        $10,060,000        $10,935,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

Sales increased for the eighth consecutive year, as 1998 sales at $69 million were up 3% from 1997 levels. The major contributor was Brite-Line Technologies, where sales increased by $3.6 million from last year, reflecting increased business from both new and existing customers. Sales in Plymouth's tape business (produced in Canton, Mass., and Porrino, Spain) decreased by $5.5 million and 3%, primarily because of capacity constraints, product mix, and because of reduced demand due to the General Motors strike.

Gross margin increased to 25.5% from 23.8% last year. In Plymouth's tape business, gross margin improved to 25.5% from 23.5% last year. The primary factor was lower product costs, resulting from lower purchase costs for resin and other raw materials, and lower manufacturing spending, offset in part by higher unfavorable volume variances. Gross margin at Brite-Line decreased to 25.0% from 26.4% last year, reflecting higher production costs and an increase in inventory reserves, offset in part by favorable manufacturing overhead absorption from higher production levels, and by favorable product mix.

Selling, general and administrative expenses, as a percentage of sales, decreased to 18.8% from 19.1% last year. The major contributing factors were lower warehouse handling charges, advertising, freight and commissions in Plymouth's tape business. This was partially offset by higher accrued bonus, profit sharing, professional fees, and bad debt expense in Plymouth's tape business, and higher professional fees at Brite-Line.

Interest expense, as a percentage of sales, increased to 2.7% from 2.3% last year. Higher interest expense resulted from an increase in current and long-term debt to $14.4 million from $12.0 million last year, in order to finance capital equipment purchases. In addition, the revolving line of credit increased to $10.1 million at November 27, 1998 from $8.2 million last year, in order to finance higher accounts receivable, resulting from a $1.2 million sales increase in the fourth quarter of 1998 from the same period in 1997, some capital equipment purchases, and a small increase in inventory.

As a result of the above factors, income before tax increased to $2.7 million in 1998 from $2.0 million last year. The effective tax rate in 1998 decreased to 32.6% from 36.1% last year, resulting from investment tax credits generated by the more than $11 million of capital equipment placed in service during the year. As a result, net income increased 45% to $1.8 million from $1.3 million last year.

The Company generated $1.9 million of operating cash flow in 1998. This operating cash flow and cash provided through additional borrowings totaling $1.9 million under the Company's line of credit, a refinancing of capital equipment and a capital expenditure line of credit of $5.5 million, and the sale/leaseback of plant assets of $1.0 million, were used to pay off or reduce term debt and capital leases of $4.2 million and to finance capital expenditures of $6.0 million.

The U.S. dollar is the functional currency for the Company's Brite-Line and Canton operations. For these operations, all gains and losses from currency transactions are included in income currently. The Company operates a wholly-owned subsidiary in Spain which accounted for approximately 8.4% of the Company's revenues in fiscal 1998. The functional currency of this subsidiary is the peseta. Changes in the peseta exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. From time to time, the U.S. Company enters into purchase or sales contracts in currencies other than the U.S. dollar. The Company's practice is to hedge those transactions which are of significant size.

ENVIRONMENTAL PROCEEDINGS.

Claims under CERCLA

The Company has been named as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency ("EPA") in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). These CERCLA claims involve attempts by the EPA to recover the costs associated with the cleanup of two Superfund Sites in Southington, Connecticut--the Solvent Recovery Service of New England Superfund Site ("SRS Site") and the Old Southington Landfill Superfund Site ("OSL Site"). SRS was an independent and licensed solvent recycler/disposal company. The EPA asserts that SRS, after receiving and processing various hazardous substances from PRP's, shipped some resultant sludges and wastewater from the SRS Site to the OSL Site.

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned shares," the Company recently has been contributing approximately 2.05% toward the performing PRP group's expenses. Based upon the investigations and remedial actions conducted at the Site to date, including the recently completed phytoremediation study, it is presently estimated that the total cost of the cleanup at the Site will range from approximately $25 million to $50 million. In the accompanying consolidated financial statements as of November 27, 1998, management has accrued $511,000 as a reserve in this matter (which is net of approximately $215,000 in payments made to date by the Company).

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRP's (such as the Company), EPA has named a number of other PRP's who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the "SRS transshipper" PRP's waste volume at the OSL Site to the Company, which is an undetermined fraction of the total waste volume at the Site. A Record of Decision ("ROD") was issued in September, 1994 for the first phase of the cleanup and, in December, 1997, following mediation, the Company contributed $140,180 (toward a total contribution by the "SRS transshipper" PRP's of approximately $2.5 million) in full settlement of the first phase. At present, neither the remedy for the second phase of the cleanup (groundwater) nor the allocation of the costs thereof among the PRP's has been determined. It has been estimated that the total costs of the second phase may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter.

Based on all available information as well as its prior experience, management believes that its accruals in these two matters are reasonable. However, in each case the reserved amount is subject to adjustment for future developments that may arise from one or more of the following--the long range nature of the case, legislative changes, insurance coverage, the joint and several liability provisions of CERCLA, the uncertainties associated with the ultimate groundwater remedy selected, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized soil contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP") in 1994 and 1997 respectively, and DEP issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 and RTN No. 3-15347, respectively). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the soil contamination appears to be confined to a small area and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil in the vicinity of the tanks; however, additional sampling is required. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $325,000, and that amount has been accrued in the accompanying financial statements.


In January, 1997 the Company received a Chapter 21E Notice of Responsibility from DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. DEP contends that an independent disposal firm allegedly hired by the Company and other PRP's, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRP's. A group of PRP's, including the Company, has retained an LSP to conduct groundwater investigations at both sites. Those investigations are still in progress, and until additional data is gathered, it is not possible to reasonably estimate the extent of the problem, the costs of any cleanup that may be required at either or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been accrued in the accompanying financial statements with respect to these two sites.

OTHER LITIGATION

The Company's subsidiary, Brite-Line Technologies, Inc., is both a defendant and a counterclaim plaintiff in a patent infringement lawsuit which was initiated in 1998 in federal district court in Minnesota. The suit involves contrasting claims by Brite-Line and the plaintiff (a competitor of Brite-Line in the highway marking tapes business), that the other party has committed patent infringement with respect to its specialty retroreflective pavement marking tapes containing raised areas/protrusions. The particular Brite-Line products in question, which were recently introduced to the market, are sold under the Deltaline trademark. Brite-Line believes, upon advice of counsel, that it has not infringed the plaintiff's patents. Brite-Line is vigorously defending against the plaintiff's claims and is pursuing with equal vigor, its own patent infringement claims against the plaintiff. The case is in the early stages of discovery, so it is not possible at this time to reasonably estimate the dollar amount, if any, that either party ultimately may recover from the other. However, the plaintiff's sales of its challenged products have significantly exceeded Plymouth's sales of Deltaline products.

YEAR 2000

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a data field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue," and the Company has assembled a task force to oversee the entire Year 2000 project, which includes the Company's domestic and foreign tape business and Brite-Line, for both information technology ("IT") and non-IT systems. The Company believes that its greatest potential risks are associated with its IT systems and non-IT systems embedded in its operations and infrastructure. The task force has identified five phases of the Year 2000 compliance process for the Company's IT and non-IT systems. These phases are 1) issue identification, 2) assessment, 3) development of remediation plans, 4) implementation and testing and 5) contingency planning. The first two phases have been completed as planned.

The Company's Year 2000 project is currently in the remediation phase and, with respect to its main information systems hardware and software, in the implementation and testing phase, which is 20% complete. With respect to IT systems, the Company's strategy is to upgrade some of the existing systems and replace others. Correction and testing of mission critical systems are targeted for completion by the end of the second quarter of fiscal 1999.

With respect to non-IT systems, the implementation phase is 80% complete. Large and critical suppliers were selected for compliance confirmation; to date 80% of the responses have been received and no critical problems have been identified. The Company is following up with vendors yet to respond satisfactorily or at all to its inquiries. Separately, the Company also is actively seeking information and assurances of a more technical nature from certain vendors regarding the compliance status of specific manufacturing and information processing equipment. In addition to confirming compliance directly with suppliers and vendors, the Company expects to perform its own testing of certain purchased equipment and IT systems for compliance. The Company is monitoring the status of Year 2000 compliance of its most significant customer by reviewing publicly available information. Compliance for all other customers is being determined through direct contact and written confirmation. The Company cannot provide assurance that the Year 2000 compliance plans of its vendors and customers will be successfully completed in a timely manner.

The Company has begun contingency planning and plans to complete its contingency planning for both IT and non-IT systems, as appropriate, by the end of the second quarter of fiscal 1999. Possible contingency plans include using alternate suppliers, outsourcing to third parties and reverting to manual processing of information. Once developed, contingency plans will continue to be reassessed and refined as additional information becomes available.

Costs incurred to date for Year 2000 have totaled approximately $100,000 and have been expensed as incurred. The Company currently estimates that total costs will approximate $400,000, including internal employee costs and costs of external consultants, and it currently plans to be able to fund the costs through operating cash flows. The Company does not expect a material adverse impact of such costs on its long-term results of operations, liquidity or financial position. Cost estimates may be refined as remediation, testing and contingency planning continue and as compliance status information becomes available from third parties.

If the Company were not taking any of the remedial steps detailed above, Year 2000 issues would possibly cause significant technological problems for the Company, disrupting business and resulting in a decline in earnings. At this time, however, management does not believe that this will happen.

The most reasonably likely worst case scenario should the Company, its customers or suppliers be unable to adequately resolve Year 2000 issues, would include a temporary slowdown or abrupt stoppage of operations at one or more of the Company's facilities due to the failure of one or more critical processes or business systems. Such failures could result in interruptions in manufacturing, safety and/or environmental systems; and/or a temporary inability to receive raw materials, ship finished products and process orders and invoices. Although not anticipated at this time, if such or similar scenarios were to occur, they could, depending on their duration, have a material impact on the Company's results of operations and financial position. Such theoretical consequences are of a kind and magnitude generally shared with other manufacturing companies. Assuming the successful completion of its Year 2000 program in a timely manner, the company expects that any Year 2000 disruptions which occur, should there be any, will be minor and not material to its business.

Estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events.

Impact of New Accounting Pronouncements

In June, 1997, the Financial Accounting Standards Board issued FAS 130 Reporting Comprehensive Income. FAS 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Company include cumulative translation adjustments related to the Company's foreign operations and pension equity adjustments. Items identified as comprehensive income are reported in the Consolidated Balance Sheet, under separate captions. The Company will adopt FAS 130 in fiscal 1999, and does not anticipate any significant impact on its Financial Statements.

In June, 1997, the Financial Accounting Standards Board issued FAS 131 Disclosures about Segments of an Enterprise and Related Information. FAS 131 requires the reporting of selected segment information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The Company is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. FAS 131 is effective for the Company for the fiscal year ended December 3, 1999, and quarterly beginning in fiscal 2000, including the restatement of prior periods reported consistent with this pronouncement, if practicable. The Company expects to have two reportable segments, the tape business and the highway marking tape business.

In February, 1998, the Financial Accounting Standards Board issued FAS 132 Employer's Disclosure About Pensions and Other Postretirement Benefits. FAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt the provisions of FAS 132 in fiscal 1999, and does not anticipate any significant impact on its Financial Statements from this adoption.

In June, 1998, the Financial Accounting Standards Board issued FAS 133 Accounting for Derivative and Similar Financial Instruments and for Hedging Activities. FAS 133 will require the Company to record derivative instruments, such as foreign currency hedges, on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. FAS 133 will be effective for the Company on December 4, 1999, the beginning of fiscal year 2000. The Company currently does not expect the impact of adopting FAS 133 to be material.

1997 COMPARED WITH 1996

Sales increased for the seventh consecutive year, as 1997 sales at $67.1 million were up over 17% from 1996 levels. The major contributors to the growth were the October, 1996, and January, 1997, acquisitions, now operating as Brite-Line Technologies, Inc., and Plymouth Rubber Europa, S.A., respectively, which contributed to 15% of the growth. Plymouth Rubber's core business (parent company without subsidiaries) sales were up 2% over 1996, as capacity restrictions continued to limit production output in the Canton manufacturing facility. In the core business, commitments to providing product to the automotive market resulted in sales increases of over 15% in that market while sales in the non-automotive OEM market decreased 31% and sales in other markets were flat or down slightly from 1996 levels, due primarily to the capacity restrictions. In February, 1997, the Company announced a $10 million capital investment program to substantially increase the Company's manufacturing capacity, reduce costs and improve productivity. The largest step in the program, accounting for over half of the planned expenditure, was a new vinyl calender and auxiliary equipment, which began production in the third quarter of 1998.

Gross margin as a percentage of sales improved to 23.8% in 1997 from 23.1% in 1996. Plymouth's core business gross margin improved from 23.1% in 1996 to 23.5% in 1997, as higher volumes and product cost reductions were partially offset by higher plant maintenance expenses and higher indirect labor and training costs, which were incurred in preparation for the Company's increase in manufacturing capacity. In addition, Brite-Line's 26.4% gross margin contributed to the improved overall percentage. Europa's gross margin was 23.5%.

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

Interest expense as a percentage of sales increased from 2.2% in 1996 to 2.3% in 1997 or a total increase of $251,000 from 1996. This increase reflected higher loan volume due primarily to the financing of the two acquisitions, offset in part by reduced interest rates. Other income, net increased from $73,000 in 1996 to $618,000 in 1997, due primarily to the sale of some unused real estate in 1997. Foreign currency exchange loss increased from $53,000 in 1996 to $214,000 in 1997, resulting from foreign currency denominated sales and from intercompany receivables with the Plymouth Europa subsidiary, in combination with a strengthening dollar and longer payment terms which are in accordance with local customs.

As a result of the factors described above, income before tax increased from $75,000 in 1996 to $1,982,000 in 1997. The effective tax rate in 1997 was 36.1%
of pre-tax income compared to a $1,797,000 tax benefit in 1996, due primarily to a reduction in the Deferred Tax Valuation Allowance. As a result, net income was $1,266,000 in 1997 and $1,872,000 in 1996.

Cash generated from operating activities was $2,101,000 in 1997 as compared to $437,000 in 1996. Three major contributors to cash inflows were net income ($1,266,000), depreciation and amortization ($1,439,000), and a reduction in inventory ($1,111,000), which occurred in Plymouth's core business work-in-process and finished goods inventory, offset by inventory increases from the two newly consolidated subsidiaries. The major operating use of cash was an increase in accounts receivable ($1,478,000), which was also due in large part to the additional new subsidiaries. During 1997, the Company used $5,771,000 in proceeds from additional term debt, $2,814,000 from its revolving line of credit, and $919,000 from the sale/lease back of certain new capital equipment to (1) fund the cash portion of the purchase of Cintas Adhesivas Nunez, S.A. (now operating as Plymouth Rubber Europa, S.A.) for $2,154,000, (2) increase its investment in Brite-Line Technologies, Inc. by $497,000, (3) purchase $7,615,000 of capital equipment, the largest item being the new vinyl calendering line, and
(4) reduce term debt by $1,654,000.


LIQUIDITY AND CAPITAL RESOURCES

During 1997, Plymouth Rubber initiated a significant capital expansion program, including a new calender and associated equipment, which substantially increased its vinyl tape production capacity. At the end of fiscal 1996 and the beginning of fiscal 1997, the Company also invested in new subsidiaries (Brite-Line Technologies, Inc., and Plymouth Rubber Europa, S.A.), which it considers to be strategic opportunities. In connection with these investments, the Company has increased its debt from approximately 63% of total capitalization in 1996 to approximately 71% in 1997 and 70% in 1998. The Company was in compliance with all of its financial covenants as of November 27, 1998. Although several of these covenants will become more restrictive in 1999, the Company believes that it will meet these covenants during 1999 based upon current projections.

As of November 27, 1998, the Company had approximately $3.4 million of unused borrowing capacity, under its $15 million line of credit with its primary lender after consideration of collateral limitations and the letter of credit related to a guarantee of 80 million pesetas (approximately $0.6 million) on a term loan agreement with a Spanish Bank syndicate.

In the opinion of management, anticipated cash flow from operations, unused capacity under existing borrowing agreements, and additional funds generated from one or more of the following anticipated financing arrangements: (i) a renewal of the revolving line of credit with the primary lender, (ii) a refinancing of the real estate term loan with the primary lender, and (iii) the sale/leaseback of capital equipment, will provide sufficient funds to meet expected needs during fiscal 1999, including necessary working capital expansion to support anticipated revenue growth and investments in capital equipment, and to service its indebtedness. Although management expects to be able to accomplish its plans, there is no assurance that it will be able to do so. Failure to accomplish these plans could have an adverse impact on the Company's liquidity and financial position.


SAFE HARBOR STATEMENT

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimate is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, changes in interest rates, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company include: risk of recession in the economies in which its products are sold, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, and competition in pricing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 27, 1998, the carrying value of Company's debt totaled $24.4 million which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At November 27, 1998, the Company had fixed rate debt of $11.5 million and variable rate debt of $12.9 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $300,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $130,000, holding other variables constant.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth on pages 14 to 39 herein.

ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To the extent not included in Part I hereof, the information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 27, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 27, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 27, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 27, 1998.

                                   PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(A)1. Financial statements filed as part of this report are listed in the index appearing on page 14.

(A)2. Financial statement schedules required as part of this report are listed in the index appearing on page 14.

(A)3. Exhibits required as part of this report are listed in the index appearing on pages 41 - 43.

(B)   None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PLYMOUTH RUBBER COMPANY, INC.
                                              (Registrant)


                                   By /s/ JOSEPH J. BERNS
                                      ---------------------------------------
                                          Joseph J. Berns
                                          Vice President - Finance and Treasurer

Date:   February 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 19, 1999.


/s/ MAURICE J. HAMILBURG                 President and Co-Chief
---------------------------------          Executive Officer and Director
    Maurice J. Hamilburg


/s/ JOSEPH D. HAMILBURG                  Chairman and Co-Chief
---------------------------------          Executive Officer and Director
    Joseph D. Hamilburg


/s/ C. GERALD GOLDSMITH                  Director
---------------------------------
    C. Gerald Goldsmith


/s/ JANE H. GUY                          Director
---------------------------------
    Jane H. Guy


/s/ MELVIN L. KEATING                    Director
---------------------------------
    Melvin L. Keating


/s/ JAMES M. OATES                       Director
---------------------------------
    James M. Oates


/s/ EDWARD PENDERGAST                    Director
---------------------------------
    Edward Pendergast


/s/ DUANE E. WHEELER                     Director
---------------------------------
    Duane E. Wheeler


/s/ JOSEPH J. BERNS                      Vice President - Finance and Treasurer
---------------------------------          (Principal Financial Officer and
    Joseph J. Berns                        Principal Accounting Officer)

                          PLYMOUTH RUBBER COMPANY, INC.


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES




                                                                       PAGE
                                                                       ----

Report of Independent Accountants ..................................     15

Consolidated Balance Sheet at November 27, 1998 and
  November 28, 1997 ................................................   16 - 17

Consolidated Statement of Operations and Retained Earnings (Deficit)
  for each of the three years in the period ended November 27, 1998.     18

Consolidated Statement of Cash Flows for each of the three years in
  the period ended November 27, 1998 ...............................   19 - 20

Notes to Consolidated Financial Statements .........................   22 - 39

Reserves (Schedule II) .............................................     40

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   PLYMOUTH RUBBER COMPANY, INC.


In our opinion, the consolidated financial statements listed in the accompanying index appearing on page 14 present fairly, in all material respects, the financial position of Plymouth Rubber Company, Inc. and its subsidiaries at November 27, 1998 and November 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Boston, Massachusetts
January  29, 1999

                                  PLYMOUTH RUBBER COMPANY, INC.

                                   CONSOLIDATED BALANCE SHEET

                                             ASSETS

                                                               November 27,        November 28,
                                                                   1998                1997
                                                               ------------        ------------

Cash .................................................         $     54,000        $     12,000
Accounts receivable, less allowance for
 doubtful accounts of $544,000 and
 $314,000 at November 27,
 1998 and November 28, 1997, respectively ............           12,533,000          10,033,000

Inventories:
      Raw materials ..................................            3,800,000           3,772,000
      Work in process ................................            1,968,000           1,472,000
      Finished goods .................................            5,202,000           5,208,000
                                                               ------------        ------------
                                                                 10,970,000          10,452,000
Deferred tax assets, net .............................            1,542,000           1,689,000
Prepaid expenses and other current assets ............              908,000             873,000
                                                               ------------        ------------
      Total current assets ...........................           26,007,000          23,059,000
                                                               ------------        ------------

PLANT ASSETS:
   Land ..............................................              618,000             605,000
   Buildings .........................................            5,995,000           6,008,000
   Machinery and equipment ...........................           32,201,000          22,778,000
   Construction in progress ..........................              570,000           5,999,000
                                                               ------------        ------------
                                                                 39,384,000          35,390,000
   Less:  accumulated depreciation ...................          (17,821,000)        (18,049,000)
                                                               ------------        ------------
     Total plant assets, net .........................           21,563,000          17,341,000
                                                               ------------        ------------

OTHER ASSETS:
  Deferred tax assets, net ...........................            1,882,000           2,346,000
  Other long-term assets .............................            1,249,000           1,318,000
                                                               ------------        ------------
     Total other assets ..............................            3,131,000           3,664,000
                                                               ------------        ------------

                                                               $ 50,701,000        $ 44,064,000
                                                               ============        ============

                   The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                  PLYMOUTH RUBBER COMPANY, INC.

                            CONSOLIDATED BALANCE SHEET -- (CONTINUED)

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               November 27,        November 28,
                                                                   1998                1997
                                                               ------------        ------------
CURRENT LIABILITIES:
   Revolving line of credit ..........................         $ 10,117,000        $  8,221,000
   Trade accounts payable ............................            6,090,000           6,034,000
   Accrued expenses ..................................            4,220,000           3,372,000
   Current portion of long-term borrowings ...........            2,834,000           2,138,000
                                                               ------------        ------------
      Total current liabilities ......................           23,261,000          19,765,000
                                                               ------------        ------------

LONG-TERM LIABILITIES:
   Borrowings ........................................           11,527,000           9,874,000
   Pension obligation ................................            2,849,000           3,358,000
   Other .............................................            2,543,000           2,626,000
                                                               ------------        ------------

      Total long-term liabilities ....................           16,919,000          15,858,000
                                                               ------------        ------------

COMMITMENTS AND CONTINGENCIES
   (Notes 2 and 12)

STOCKHOLDERS' EQUITY:

Preferred stock $10 par value, authorized 500,000
  shares; no shares issued and outstanding ...........                 --                  --

Class A voting common stock, $1 par value, 1,500,000
  shares authorized, 810,586 shares issued and
  outstanding at November 27, 1998 and
  November 28, 1997 ..................................              810,000             810,000

Class B non-voting common stock $1 par value,
  3,500,000 shares authorized, 1,275,014 shares
  issued and outstanding at November 27, 1998 and
  1,234,334 shares issued and outstanding at
  November 28, 1997 ..................................            1,275,000           1,234,000
  Paid in capital ....................................            9,077,000           9,067,000
  Retained earnings (deficit) ........................             (444,000)         (2,282,000)
  Cumulative translation adjustment ..................              (69,000)            (91,000)
  Pension liability adjustment, net of tax ...........                 --              (145,000)
  Deferred compensation ..............................             (114,000)           (152,000)
                                                               ------------        ------------
                                                                 10,535,000           8,441,000
Less: Treasury stock at cost (2,100 shares at
  November 27, 1998) .................................              (14,000)               --
                                                               ------------        ------------
                                                                 10,521,000           8,441,000
                                                               ------------        ------------
                                                               $ 50,701,000        $ 44,064,000
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

                                           PLYMOUTH RUBBER COMPANY, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                                   Year Ended
                                                              ---------------------------------------------------
                                                              November 27,        November 28,        November 29,
                                                                  1998                1997                1996
                                                              -----------          -----------        -----------
Revenues:
   Net sales .........................................        $69,041,000          $67,136,000        $57,181,000
                                                              -----------          -----------        -----------

Costs and Expenses:
   Cost of products sold .............................         51,433,000           51,191,000         43,964,000
   Selling, general and administrative ...............         13,010,000           12,854,000         10,329,000
   Pension curtailment loss ..........................               --                   --            1,571,000
                                                              -----------          -----------        -----------
                                                               64,443,000           64,045,000         55,864,000
                                                              -----------          -----------        -----------
Operating income .....................................          4,598,000            3,091,000          1,317,000
Interest expense .....................................         (1,871,000)          (1,513,000)        (1,262,000)
Foreign currency exchange loss .......................            (69,000)            (214,000)           (53,000)
Other income, net ....................................             70,000              618,000             73,000
                                                              -----------          -----------        -----------
Income before income taxes ...........................          2,728,000            1,982,000             75,000
Provision (benefit) for income taxes .................            890,000              716,000         (1,797,000)
                                                              -----------          -----------        -----------
Net income ...........................................          1,838,000            1,266,000          1,872,000
Retained earnings (deficit) at beginning of year .....         (2,282,000)          (3,548,000)        (4,577,000)
Less stock dividends .................................               --                   --             (843,000)
                                                              -----------          -----------        -----------

Retained earnings (deficit) at end of year ...........        $  (444,000)         $(2,282,000)       $(3,548,000)
                                                              ===========          ===========        ===========


PER SHARE DATA:
BASIC EARNINGS PER SHARE:
  Net income .........................................        $      0.89          $      0.62        $      0.94
                                                              ===========          ===========        ===========
  Weighted average number of shares outstanding ......          2,073,270            2,031,994          1,994,835
                                                              ===========          ===========        ===========


DILUTED EARNINGS PER SHARE:
  Net income .........................................        $      0.84          $      0.58        $      0.84
                                                              ===========          ===========        ===========
  Weighted average number of shares outstanding ......          2,200,406            2,174,482          2,226,008
                                                              ===========          ===========        ===========


                            The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                           PLYMOUTH RUBBER COMPANY, INC.

                                        CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   Year Ended
                                                              ---------------------------------------------------
                                                              November 27,         November 28,       November 29,
                                                                  1998                1997                1996
                                                              -----------          -----------        -----------
CASH FLOWS RELATING TO OPERATING ACTIVITIES:
  Net Income .........................................        $ 1,838,000          $ 1,266,000        $ 1,872,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization ....................          1,956,000            1,439,000          1,112,000
    Deferred income tax expense (benefit) ............            511,000              593,000         (1,878,000)
    Curtailment loss .................................               --                   --            1,571,000
    Provision for environmental reserves .............               --                202,000            233,000
    Amortization of deferred compensation ............             38,000               38,000             38,000
    Gain on sale of land .............................               --               (539,000)              --
  Changes in assets and liabilities:
    Accounts receivable ..............................         (2,457,000)          (1,478,000)        (1,122,000)
    Inventory ........................................           (501,000)           1,111,000           (591,000)
    Prepaid expenses .................................            (35,000)            (125,000)           550,000
    Other assets .....................................              4,000              (94,000)          (272,000)
    Accounts payable .................................             40,000              672,000           (505,000)
    Accrued expenses .................................          1,071,000             (393,000)          (157,000)
    Product warranties ...............................           (165,000)            (108,000)           (90,000)
    Other liabilities ................................            (78,000)             404,000           (113,000)
    Pension obligation ...............................           (320,000)            (900,000)          (200,000)
                                                              -----------          -----------        -----------
Net cash provided by operating activities ............          1,902,000            2,088,000            448,000
                                                              -----------          -----------        -----------


CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Capital expenditures ...............................         (6,044,000)          (7,615,000)        (1,935,000)
  Sale/leaseback of plant assets .....................            964,000              919,000            441,000
  Proceeds from sale of land .........................               --                539,000               --
  Acquisition of Cintas Adhesivas Nunez, S.A.,
    less cash acquired of $90,000 ....................               --             (2,154,000)              --
  Acquisition of certain assets of  Brite-Line
    Industries, Inc. .................................               --               (497,000)          (211,000)
                                                              -----------          -----------        -----------
Net cash used in investing activities ................         (5,080,000)          (8,808,000)        (1,705,000)
                                                              -----------          -----------        -----------


                            The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                           PLYMOUTH RUBBER COMPANY, INC.

                                CONSOLIDATED STATEMENT OF CASH FLOWS -- (CONTINUED)

                                                                                   Year Ended
                                                              ---------------------------------------------------
                                                              November 27,         November 28,       November 29,
                                                                  1998                1997               1996
                                                              -----------          -----------        -----------
CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Net increase in revolving line of credit ...........        $ 1,878,000          $ 2,814,000        $   858,000
  Proceeds from term debt ............................          5,499,000            5,771,000          6,657,000
  Payments of term debt ..............................         (3,762,000)          (1,654,000)        (4,459,000)
  Payments of revolving line of credit classified as
    non-current ......................................               --                   --           (1,717,000)
  Payments on capital leases .........................           (405,000)            (223,000)          (160,000)
  Payments on Treasury stock purchase ................            (14,000)                --                 --
  Proceeds from exercises of options .................             51,000               23,000             78,000
                                                              -----------          -----------        -----------
Net cash provided by (used in) financing activities ..          3,247,000            6,731,000          1,257,000
                                                              -----------          -----------        -----------
Effect of exchange rate changes on cash ..............            (27,000)               1,000               --
                                                              -----------          -----------        -----------
Net change in cash ...................................             42,000               12,000               --
Cash at the beginning of the period ..................             12,000                 --                 --
                                                              -----------          -----------        -----------
Cash at the end of the period ........................        $    54,000          $    12,000        $      --
                                                              ===========          ===========        ===========

                                  Supplemental Disclosure of Cash Flow Information

Cash paid for interest ...............................        $ 1,883,000          $ 1,632,000        $ 1,249,000
                                                              ===========          ===========        ===========
Cash paid for income taxes ...........................        $   159,000          $   171,000        $   422,000
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

D. REVENUE RECOGNITION -- The Company recognizes revenues at the point of passage of title, which is generally at the time of shipment.

E. PLANT ASSETS -- Plant assets are stated at cost. Additions, renewals and betterments of plant assets, unless of relatively minor amounts, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight-line method based upon the estimated useful lives of 15-45 years for buildings and 3-14 years for machinery and equipment. The cost and related accumulated depreciation of fully depreciated and disposed of assets are removed from the accounts. The Company wrote off approximately $2.1 million and approximately $2.7 million of fully depreciated and disposed of plant assets in 1998 and 1997, respectively.

F. ENVIRONMENTAL MATTERS -- Environmental expenditures that relate to current operations or to an existing condition caused by past operations are expensed. Liabilities are recorded without regard to possible recoveries from third parties, including insurers, when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated (see Note 12). During October, 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities (SOP 96-1). SOP 96-1 provides guidance on the timing, accrual and measurement of environmental liabilities and was adopted by the Company for fiscal 1997. Adoption of SOP 96-1 did not materially affect the Company's environmental liabilities and related disclosures.

G. RETIREMENT PLANS -- The Company provides certain pension and health benefits to retired employees. Pension costs are accounted for in accordance with Financial Accounting Standards Board Statement (FAS) 87, Employers' Accounting for Pensions. Unrecognized pension gains and losses are amortized on a straight-line basis over ten years. The cost of postretirement health benefits is accrued during the employees' active service period in accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. In August, 1996 the Company elected to freeze its Defined Benefit Pension Plan.

H. INCOME TAXES -- The Company reports income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the Company's assets and liabilities (see Note 4).

I. EARNINGS PER SHARE -- Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128), became effective for financial statements issued for annual periods ending after December 15, 1997, including interim periods, and required restatement of all prior-period earnings-per-share data. FAS 128 replaced Accounting Principles Board Opinion No. 15 and requires dual presentation of basic and diluted earnings per share for all entities with complex capital structures. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. All historical per-share information has been restated to reflect FAS 128.

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

L. STOCK-BASED EMPLOYEE COMPENSATION PLANS -- Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS
      123), became effective for fiscal years beginning after December 15, 1995. As permitted under FAS 123, the Company has continued accounting for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) (See Note 8).

M. FOREIGN CURRENCIES -- The U.S. dollar is the functional currency for the Company's Brite-Line and Canton operations. For these operations, all gains and losses from currency transactions are included in income currently. The Company operates a wholly-owned subsidiary in Spain which accounted for approximately 8.4% of the Company's revenues in fiscal 1998. The functional currency of this subsidiary is the peseta. Changes in the peseta exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. From time to time, the U.S. Company enters into purchase or sales contracts in currencies other than the U.S. dollar. The Company's practice is to hedge those transactions which are of significant size.

N. RECLASSIFICATIONS -- Certain reclassifications of prior year balances have been made to conform to the current presentation.

O. COMPREHENSIVE INCOME -- In June, 1997, the Financial Accounting Standards Board issued FAS 130 - Reporting Comprehensive Income. FAS 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Company include cumulative translation adjustments related to the Company's foreign operations and pension equity adjustments. Items identified as comprehensive income are reported in the Consolidated Balance Sheet, under separate captions. The Company will adopt FAS 130 in fiscal 1999, and does not anticipate any significant impact on its Financial Statements.

P. SEGMENT REPORTING -- In June, 1997, the Financial Accounting Standards Board issued FAS 131 - Disclosures about Segments of an Enterprise and Related Information. FAS 131 requires the reporting of selected segment information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The Company is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. FAS 131 is effective for the Company for the fiscal year ended December 3, 1999, and quarterly beginning in fiscal 2000, including the restatement of prior periods reported consistent with this pronouncement, if practicable. The Company expects to have two reportable segments, the tape business and the highway marking tape business.

Q. EMPLOYER'S DISCLOSURE ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS -- In February, 1998, the Financial Accounting Standards Board issued FAS 132
      - Employer's Disclosure About Pensions and Other Postretirement Benefits. FAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt the provisions of FAS 132 in fiscal 1999, and does not anticipate any significant impact on its Financial Statements from this adoption.

R. ACCOUNTING FOR DERIVATIVES -- In June, 1998, the Financial Accounting Standards Board issued FAS 133 - Accounting for Derivative and Similar Financial Instruments and for Hedging Activities. FAS 133 will require the Company to record derivative instruments, such as foreign currency hedges, on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. FAS 133 will be effective for the Company on December 4, 1999, the beginning of fiscal year 2000. The Company currently does not expect the impact of adopting FAS 133 to be material.


NOTE 2 -- BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS

On January 29, 1997, the Company entered into a new loan agreement in the amount of up to $4,550,000 with an equipment lender to finance the purchase of a vinyl calender, which was delivered in November, 1997, and became operational in the third quarter of 1998. The Company borrowed $4,050,000 under this agreement in January, 1997 to make a down payment on the equipment and to pay down its revolving line of credit with its primary lender with the balance of the funds. The Company opened a letter of credit, which reduced its availability under the revolving line, as security for the balance of the purchase price of the equipment. The new loan agreement called for interest only payments at LIBOR plus 2.60% on the outstanding balance until conversion to a term loan. On December 3, 1997, the Company converted the outstanding balance into a ten year term loan bearing interest of 8.54%. On November 2, 1998 the Company borrowed the remaining available balance of $450,000 under this loan agreement.

In April 1998 the Company refinanced one of its term loans with an existing lender, in the amount of $3,710,000. The proceeds from the refinancing were primarily used to pay down $1,418,000 of the revolving line of credit and $2,257,000 of term debt. The loan is secured by a first interest in certain equipment.

On November 12, 1998, the Company entered into a new loan agreement in the amount of $1,339,000 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment.

The revolving line of credit and term debt of the Company consisted of the following as of:

                                                                                 November 27,         November 28,
                                                                                    1998                  1997
                                                                                 -----------          -----------
Short-term borrowings under a revolving line of credit, secured by a first interest in accounts receivable, inventory, equipment and other personal property with interest charged at prime plus 1/4%. At November 27, 1998, the
Company had approximately $3,400,000 in unused borrowing availability on its revolving line of credit. The interest rate
at November 27, 1998 was 8.0% ................................................   $ 9,519,000          $ 8,025,000

Short-term borrowings with three Spanish Banks with interest rates ranging from 4.65% to 5.35% at November 27, 1998. Principal amount 86,657,000
pesetas (approximately $598,000) .............................................       598,000              196,000
                                                                                 -----------          -----------
                                                                                 $10,117,000          $ 8,221,000
                                                                                 ===========          ===========

Term debt, in the original principal amount of $3,000,000, due June 2001, secured by a first interest in real property. Monthly principal payments of
$50,000 plus interest at prime plus 1/4% are required. The interest
rate at November 27, 1998 was 8.0% ...........................................   $ 1,350,000          $ 1,950,000

Term debt, in the original principal amount of $1,339,000, due November, 2003, secured by a first interest in certain equipment. Monthly payments
of $26,578 including interest at 7.1% ........................................     1,339,000                 --

Term debt, in the original principal amount of $3,710,000, due April, 2003, secured by a first interest in certain equipment. Monthly payments
of $75,296 including interest at 8.04% .......................................     3,402,000                 --

Term debt, in the original principal amount of $3,657,000, due December, 2000, secured by a first interest in certain equipment. Monthly payments
of $75,094 including interest at 8.53% .......................................          --              2,433,000

Term debt, in the original principal amount of $4,050,000, due May, 2008, secured by a first interest in certain equipment. Monthly payments of interest only of $28,823 until June, 1998 when payments of $69,680 including interest at 8.54%. In June, 2003, the remaining debt will be amortized over five years, giving a monthly payment of $20,644, including
interest until May, 2008 .....................................................     3,800,000            4,050,000

Term debt, in the original principal amount of $450,000, due June, 2008 secured by a first interest in certain equipment. Monthly payments of $8,045 including interest at 7.75%. In July, 2003, the remaining debt will be amortized with monthly payments of $2,256 including interest until
June, 2008 ...................................................................       450,000                 --

Term debt, in the original principal amount of 250,000,000 pesetas
(approximately $1,721,000), due April, 2007, secured by a first interest in real property. Semi-annual principal payments of 12,500,000 pesetas
(approximately $86,000), with interest paid quarterly at the one year Madrid inter-bank market rate (MIBOR) plus 1.25%, adjusted quarterly. The
interest rate at November 27, 1998  was 5.0% .................................     1,468,000            1,596,000

Term debt, in the principal amount of 37,500,000 pesetas (approximately
$298,000 at November 27, 1998) plus interest at 8.0%, payable in three annual installments of 12,500,000 pesetas, plus accrued interest,
beginning December 31, 1999 ..................................................       298,000              270,000

Capital lease obligations (see Note 10) ......................................     2,254,000            1,713,000
                                                                                 -----------          -----------
                                                                                  14,361,000           12,012,000

Less current portion .........................................................     2,834,000            2,138,000
                                                                                 -----------          -----------
                                                                                 $11,527,000          $ 9,874,000
                                                                                 ===========          ===========

The Company's revolving credit loan and long term debt agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lender and specify that the Company meet certain financial requirements, including certain net worth, fixed charge and EBITDA coverage ratios and minimum working capital levels. In addition, for certain short term borrowings, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. The short-term borrowings are also payable on demand. The Company was in compliance with all of its financial covenants as of November 27, 1998.

Maturities of long-term obligations in the next five years are: 1999 - $2,834,000; 2000 - $3,067,000; 2001 - $2,631,000; 2002 - $2,586,000; 2003 -
$1,611,000; and thereafter - $1,632,000.


NOTE 3 -- ACQUISITIONS

On January 3, 1997, Plymouth Rubber Europa S.A., a newly-formed, wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding shares of Cintas Adhesivas Nunez S.A., a privately owned company, located in Porrino, Spain, for approximately 366,500,000 pesetas (approximately $2,900,000). 309,500,000 pesetas (approximately $2,449,000) were paid at closing, with funds borrowed under the Company's existing line of credit. An additional 37,500,000 pesetas (approximately $298,000) will be payable in three annual installments, plus interest, beginning December 31, 1999. An additional 19,462,000 pesetas (approximately $154,000) was paid in April, 1997, reflecting the change in the acquired company's equity from February 29, 1996 through December 31, 1996. Plymouth Rubber Europa, S.A., refinanced a 250,000,000 pesetas (approximately $1,721,000) loan through a Spanish bank in April, 1997, and repaid 219,500,000 pesetas (approximately $1,510,000) to the Company which, in turn, reduced its borrowings made on the existing line of credit. Plymouth Rubber Europa, S.A., produces and markets vinyl and cloth-based insulating tapes from the facility in Porrino, Spain.

The acquisition was recorded on the acquiring company's balance sheet as a purchase valued at an estimated $2,900,000 plus acquisition costs of $200,000. Cintas Adhesivas Nunez S.A. operates as a wholly-owned subsidiary of Plymouth Rubber Europa S.A. The purchase price was allocated to assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of purchase price over assets acquired and liabilities assumed was approximately $1,020,000, and is being amortized on a straight line basis over ten years. Amortization expense for the period ended November 27, 1998 was approximately $88,000.

The aggregate purchase price was allocated as follows:

Working capital ...................      $  320,000
Plant assets ......................       1,660,000
Goodwill ..........................       1,020,000
Other .............................         100,000
                                         ----------
                                         $3,100,000
                                         ==========

On October 4, 1996, the Company acquired certain assets of Brite-Line Industries, Inc. ("Brite-Line Industries") for a cost of $150,000, paid with funds borrowed under the Company's existing line of credit. In connection with the acquisition, the Company guaranteed $2,100,000 of Brite-Line Industries' accounts receivable. As of November 29, 1996, the Company estimated that it would be required to pay $600,000 under this guarantee, and had accrued this amount in Accounts Payable in the accompanying Consolidated Balance Sheet. During 1997, the Company made net payments in the amount of $497,000 to discharge its obligation under this agreement. LB Acquisition Corp., which was renamed Brite-Line Technologies, Inc. ("Brite-Line"), produces and markets rubber-based highway marking tapes from the Denver, Colorado facility formerly occupied by Brite-Line Industries, Inc.

The transaction was accounted for as a purchase. The aggregate purchase price of $708,000, which included a shortfall on the accounts receivable guarantee of $407,000, and transaction costs, relocation costs and severance pay related to the acquisition, was allocated as follows:

Inventory .........................      $  401,000
Plant assets ......................         307,000
                                         ----------
                                         $  708,000
                                         ==========

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

                                                  Year Ended
                                         ----------------------------
                                         November 28,     November 29,
                                             1997            1996
                                         -----------      -----------

Revenue ..............................   $67,446,000      $63,944,000
Income from continuing operations ....   $ 1,227,000      $   833,000
Net income ...........................   $ 1,227,000      $   833,000
Diluted earnings per share ...........   $      0.56      $      0.37


NOTE 4 -- INCOME TAXES

Income from continuing operations before income taxes consist of the following:

                                                              Year Ended
                                            ------------------------------------------------
                                            November 27,      November 28,      November 29,
                                                1998              1997              1996
                                             ----------        ----------        -----------

   U.S ...................................   $2,536,000        $1,908,000        $    75,000
   Foreign ...............................      192,000            74,000               --
                                             ----------        ----------        -----------
   Total .................................   $2,728,000        $1,982,000        $    75,000
                                             ==========        ==========        ===========


The provision (benefit) for income taxes consists of the following:

                                                               Year Ended
                                            ------------------------------------------------
                                            November 27,      November 28,      November 29,
                                                1998              1997              1996
                                             ----------        ----------        -----------
Current:
  Federal ................................   $  113,000        $   23,000        $    36,000
  State ..................................      193,000            70,000             45,000
  Foreign ................................       73,000            30,000               --
                                             ----------        ----------        -----------
                                                379,000           123,000             81,000
                                             ----------        ----------        -----------
  Deferred:
  Federal ................................   $  668,000        $  560,000        $(1,483,000)
  State ..................................     (157,000)           33,000           (395,000)
                                             ----------        ----------        -----------
                                                511,000           593,000         (1,878,000)
                                             ----------        ----------        -----------
  Total ..................................   $  890,000        $  716,000        $(1,797,000)
                                             ==========        ==========        ===========

The components of the net deferred tax asset are as follows:

                                                       November 27,      November 28,
                                                           1998              1997
                                                        ----------        ----------
Deferred tax asset:
Pension obligations .................................   $1,358,000        $1,622,000
Federal net operating loss (NOL) carryforwards ......         --             573,000
Federal investment tax credit (ITC) carryforwards ...         --             331,000
State investment tax credit (ITC) carryforwards .....      240,000              --
Postretirement benefits .............................      415,000           425,000
Environmental reserves ..............................      493,000           494,000
Other reserves ......................................    1,261,000           993,000
                                                        ----------        ----------
Total gross deferred tax assets .....................    3,767,000         4,438,000
Valuation allowance .................................      (80,000)          (93,000)
                                                        ----------        ----------
                                                         3,687,000         4,345,000
Deferred tax liability:
Plant assets ........................................     (263,000)         (310,000)
                                                        ----------        ----------
      Net deferred tax asset ........................   $3,424,000        $4,035,000
                                                        ==========        ==========

The valuation allowance for deferred tax assets was reduced in 1998 by $93,000 and in 1997 by $78,000. The remaining valuation allowance is maintained against state investment tax credits which will expire in 2001 and are not expected to be utilized.

A reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations for the years ended November 27, 1998, November 28, 1997, and November 29, 1996, is as follows:

                                                           Year Ended
                                           ---------------------------------------------
                                           November 27,    November  28,     November 29,
                                               1998            1997             1996
                                             --------        --------        -----------
Tax computed at statutory rate ...........   $933,000        $674,000        $    25,000
State income taxes, net of U.S. ..........    134,000          97,000            (99,000)
   Income tax benefit
State investment tax credit ..............   (158,000)           --                 --
Valuation allowance reduction, net .......    (13,000)           --           (1,707,000)
Rate differential attributable to
  foreign operations .....................      2,000           4,000               --
Other ....................................     (8,000)        (59,000)           (16,000)
                                             --------        --------        -----------
                                             $890,000        $716,000        $(1,797,000)
                                             ========        ========        ===========
Effective income tax rate ................      32.6%           36.1%         (2,396.0)%

NOTE 5 -- ACCRUED EXPENSES

The Company's accrued expenses consist of the following:

                                                        November 27,      November 28,
                                                           1998              1997
                                                        ----------        -----------

Accrued payroll and related benefits ................   $1,945,000        $1,063,000
Accrued pension contributions .......................      385,000           437,000
Other ...............................................    1,890,000         1,872,000
                                                        ----------        ----------
                                                        $4,220,000        $3,372,000
                                                        ==========        ==========


NOTE 6 -- RETIREMENT AND OTHER BENEFIT PLANS

The Company has a non-contributory, defined benefit pension plan and a contributory, defined contribution profit sharing trust, covering substantially all employees. The Company's defined benefit pension plan provides benefits for stated amounts for each year of service through fiscal 1996 after which time benefits have been frozen. The Company's funding policy for the pension plan is to make contributions at least equal to the minimum required by the applicable regulations. The Company's defined contribution profit sharing trust allocates Company contributions based upon a combination of annual pay and employee elective deferral of pay. The Company may make a discretionary contribution to the profit sharing trust. During 1998, 1997 and 1996, the Company accrued $306,000, $242,000, and $200,000 of profit sharing expense, respectively.

Net periodic pension costs for the pension plan for the years ended November 27, 1998, November 28, 1997, and November 29, 1996 are as follows:

                                                              Year Ended
                                            ------------------------------------------------
                                            November 27,      November 28,       November 29,
                                                1998              1997              1996
                                             ----------        ----------        -----------
Service cost-benefits earned during
the period .............................     $     --          $     --          $   138,000
Interest on projected ..................        880,000           948,000            960,000
benefit obligation
Actual return on assets ................     (1,288,000)       (1,414,000)        (1,521,000)
Net amortization and deferral ..........        380,000           610,000          1,204,000
                                             ----------        ----------        -----------
    Net periodic pension costs .........     $  (28,000)       $  144,000        $   781,000
                                             ==========        ==========        ===========

Assumptions used in determining net periodic cost:

Discount rate ..........................         6.75%             7.25%              7.25%
Long term rate of return on assets .....         9.00%             9.00%              9.00%

In August, 1996, the Company decided to curtail the non-contributory defined benefit pension plan with respect to the earning of future benefits, effective November 30, 1996. This curtailment resulted in the immediate recognition in the third quarter of fiscal 1996 of the remaining unrecognized net obligation at transition of $1,571,000.


The following table details the plan's funding status and the amounts recognized in the accompanying financial statements, utilizing a discount rate of 6.25% at November 27, 1998 and 6.75% at November 28, 1997.

                                                       November 27,      November 28,
                                                           1998              1997
                                                        ----------        ----------

Vested benefits .....................................   $13,848,000       $13,755,000
Nonvested benefits ..................................        85,000           344,000
                                                        -----------       -----------
Projected benefit obligation ........................    13,933,000        14,099,000
Plan assets at fair value ...........................    10,722,000        10,304,000
                                                        -----------       -----------
Projected benefit obligation in excess of
  plan assets .......................................     3,211,000         3,795,000
Unrecognized net actuarial gains (losses) ...........        23,000          (241,000)
Adjustment required to recognize minimum liability ..          --             241,000
                                                         ----------       -----------
Accrued pension costs ...............................   $ 3,234,000       $ 3,795,000
                                                        ===========       ===========

The following table details the plan assets held at fair market value as of November 27, 1998 and November 28, 1997:

                                                        November 27,      November 28,
Assets                                                      1998             1997
------                                                  -----------       -----------
Common Stock ........................................   $ 4,031,000       $ 3,315,000
Bonds ...............................................     6,585,000         3,098,000
Cash ................................................       106,000         3,891,000
                                                        -----------       -----------
                                                        $10,722,000       $10,304,000
                                                        ===========       ===========

The Company, in accordance with FAS 87, had an adjusted minimum pension liability of $241,000 ($145,000, net of tax) at November 28, 1997, which represented the excess of minimum accumulated net benefit obligation over previously recorded pension liabilities. This amount has been adjusted to zero as of November 27, 1998 to reflect the impact of benefit payments and an increase in the fair value of the plan assets offset by the effect on the projected benefit obligation of utilizing a discount rate of 6.25%.

In addition to pension benefits, the Company provides health insurance benefits to disability retirees and employees who elect early retirement after age 62, on a shared-cost basis. This coverage ceases when the employee reaches age 65 and becomes eligible for Medicare. In addition, the Company provides certain limited life insurance for retired employees. In accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, the cost of these benefits is accrued during the employees' active service period.

The components of net postretirement expense are as follows:

                                                              Year Ended
                                             -----------------------------------------------
                                            November 27,      November 28,       November 29,
                                                1998              1997              1996
                                             ----------        ----------        -----------
Service cost ...........................     $   33,000        $   27,000        $    27,000
Interest cost ..........................         48,000            52,000             57,000
Amortization of gain or loss ...........         (8,000)           (9,000)            (4,000)
                                             ----------        ----------        -----------
                                             $   73,000        $   70,000        $    80,000
                                             ==========        ==========        ===========

The status of the Company's unfunded postretirement benefit obligation, which is included in Other Liabilities in the accompanying Consolidated Balance Sheet, is as follows:

                                                       November 27,      November 28,
                                                           1998              1997
                                                        ----------        ----------
Retirees ............................................   $  295,000        $  367,000
Fully eligible active plan participants .............       80,000            65,000
Other active plan participants ......................      413,000           365,000
                                                        ----------        ----------
Accumulated postretirement
benefit obligation ..................................      788,000           797,000
Unrecognized gain ...................................      192,000           198,000
                                                        ----------        ----------
Accrued postretirement benefit costs ................   $  980,000        $  995,000
                                                        ==========        ==========

In determining the Accumulated Projected Benefit Obligation (the "APBO"), the weighed average discount rate was assumed to be 6.25% and 6.75% for fiscal 1998 and 1997, respectively. The assumed health care cost trend was 7.5% in 1998, declining gradually to 6.7% in 2000 and to 6.0% in 2005. A one percent increase in the assumed health care cost trend rate would increase the service and interest cost components of net postretirement benefit expense for 1998 by approximately $8,000, as well as increase the APBO at November 27, 1998 by approximately $43,000.

NOTE 7 -- COMMON STOCK AND EARNINGS PER SHARE

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

Common stock activity was as follows:


                                                       Shares                    Common Stock
                                              -----------------------      -------------------------         Paid in       Treasury
                                              Class A        Class B       Class A          Class B          Capital         Stock
                                              -------       ---------      -------         ---------        ---------      --------
Balance at December 1, 1995 ..............    810,586       1,054,201      810,000         1,054,000        8,303,000         --
Issuance of Class B common stock under
stock option plans........................                     44,484                         44,500           49,500
Shares exchanged in connection with
exercise under stock option plans.........                     (1,558)                        (1,500)         (14,500)
5% stock dividend.......................                       94,876                         95,000          748,000
                                              -------       ---------      -------         ---------        ---------      --------
Balance at November 29, 1996............      810,586       1,192,003   $  810,000        $1,192,000       $9,086,000          --

Issuance of Class B common stock under
stock option plans......................                       60,564                         60,000           57,000
Shares exchanged in connection with
exercise under stock option plans.......                      (18,233)                       (18,000)         (76,000)         --
                                              -------       ---------      -------         ---------        ---------      --------

Balance at November 28, 1997............      810,586       1,234,334      810,000         1,234,000        9,067,000          --

Purchase of treasury shares.............                                                                                   (14,000)
Issuance of Class B common stock under
stock option plans......................                       53,251                         53,000           58,000          --
Shares exchanged in connection with
exercise under  stock option plans......                      (12,571)                       (12,000)         (48,000)         --
                                              -------       ---------      -------         ---------        ---------      --------

Balance at November 27, 1998............      810,586       1,275,014      810,000        $1,275,000        9,077,000      (14,000)
                                              =======       =========      =======        ==========        =========      =======

         The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                       Year  Ended  November 27,  1998
                                              ------------------------------------------------
                                                 Income                 Shares       Per Share
                                              (Numerator)           (Denominator)      Amount
                                              -----------           ------------     ---------

         BASIC EPS
         Income available to common
           stockholders                       $1,838,000              2,073,270        $  .89
                                                                                       ======

         Effect of Dilutive Security (A)
                   Options                        --                    127,136
                                              ----------              ---------

         DILUTED EPS
         Income available to common
            stockholders and assumed
             conversions                      $1,838,000              2,200,406        $  .84
                                              ==========              =========        ======


                                                         Year  Ended   November 28, 1997
                                              ------------------------------------------------
                                                Income                 Shares        Per Share
                                              (Numerator)           (Denominator)      Amount
                                              -----------           ------------     ---------

         BASIC EPS
         Income available to common
           stockholders                       $1,266,000              2,031,994        $  .62
                                                                                       ======

         Effect of Dilutive Security (A)
                   Options                        --                    142,488
                                              ----------              ---------

         DILUTED EPS
         Income available to common
            stockholders and assumed
             conversions                      $1,266,000              2,174,482        $  .58
                                              ==========              =========        ======


                                                           Year  Ended  November 29,  1996           _
                                              ------------------------------------------------
                                                Income                 Shares        Per Share
                                              (Numerator)           (Denominator)     Amount
                                              -----------           ------------     ---------
         BASIC EPS
         Income  available to common
           stockholders                       $1,872,000              1,994,835        $  .94
                                                                                       ======

         Effect of Dilutive Security
           Options                                --                    231,173
                                              ----------              ----------

         DILUTED EPS
         Income available to common
            stockholders and assumed
             conversions                      $1,872,000              2,226,008        $  .84
                                              ==========              =========        ======

         (A) Options for 195,842, and 137,493 shares of common stock were outstanding at November 27, 1998 and November 28, 1997, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive.


NOTE 8 -- STOCK OPTION AND STOCK PURCHASE PLANS

The Company established on June 29, 1992, an incentive stock option plan entitled the "1992 Employee Stock Option Plan" (the "1992 Plan"). The 1992 Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 225,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1992 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1992 Plan may authorize variations, options under the 1992 Plan will generally be exercisable in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. As of November 27, 1998 all options under this plan have been granted.

Of the total options issued and outstanding under the 1992 Plan, 98,175 (with exercise prices ranging from $2.17 to $2.38) were issued with variations from the standard form. These options were originally only exercisable for five years from the date of grant and could not be exercised unless the closing price of the Company's Class B common stock on the American Stock Exchange had been no less than $10.39 on each of at least twenty days in any consecutive sixty day period during the twelve months immediately preceding the date of the exercise and unless the average daily closing price of the Common Stock during the sixty day period immediately prior to the date of exercise was not less than $10.39 (the "price hurdle").

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

The 1995 Employee Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 150,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Employee Plan may be no less than fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1995 Employee Plan may authorize variations, options under the 1995 Employee Plan will generally be exercised in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At November 27, 1998 there were 27,992 options available for grant under this plan.

The 1995 Director Plan authorizes the granting of options only to non-employee directors to purchase an aggregate of 120,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Director Plan may be no less than fair market value of the shares subject thereto on the date of grant. The 1995 Director Plan provided for automatic grant to each current non-employee director of options to purchase 15,000 shares upon approval by the stockholders and to any new non-employee director upon their appointment or election. Although the Board of Directors or Committee administering the 1995 Director Plan may authorize variations, options under the 1995 Director Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. As of November 27, 1998 all options under this plan have been granted.

A summary of the Company's stock option plans as of November 27, 1998, November 28, 1997, and November 29, 1996, and the changes during the years ending on those dates are presented below:
                                                                    Weighted
                                                 Number of           Average
                                                   Shares         Exercise Price
                                                   -------        --------------
Outstanding at December 1, 1995 ...........        429,633            $3.35
Options granted ...........................         17,325             8.69
Options exercised .........................        (44,484)            2.10
                                                   -------            -----
Outstanding at November 29, 1996 ..........        402,474             3.72
Options granted ...........................         40,000             5.16
Options exercised .........................        (60,564)            1.95
Options expired ...........................         (2,417)            1.52
                                                   -------            -----
Outstanding at November 28, 1997 ..........        379,493             4.17
Options granted ...........................        169,375             6.04
Options exercised .........................        (53,251)            2.08
Options expired ...........................        (10,988)            3.81
                                                   -------            -----
Outstanding at November 27, 1998 ..........        484,629            $4.87
                                                   =======            =====
--------------------------------------------------------------------------------
Exercisable at November 26, 1996 ..........        267,348            $3.79
                                                   =======            =====
Exercisable at November 28, 1997 ..........        218,228            $4.54
                                                   =======            =====
Exercisable at November 27, 1998 ..........        189,405            $5.06
                                                   =======            =====

The following table summarizes information about all stock options outstanding at November 27, 1998:

                                  Options Exercisable                   Outstanding Options
                        --------------------------------------     ----------------------------
                                          Weighted
                                           Average     Weighted                        Weighted
     Range of                             Remaining    Average                         Average
     Exercise              Number        Contractual   Exercise       Number           Exercise
      Prices            Outstanding     Life (Years)    Price       Exercisable         Price
 --------------         -----------     -----------    -------      -----------       --------
 $  2.17 - 2.38           157,659             4        $  2.24         59,484         $  2.17
    4.25 - 4.75            91,800            10           4.58          7,500            4.50
    5.95 - 6.81           185,170             8           6.57        119,920            6.49
    7.13 - 7.49            50,000             6           7.42          2,501            7.13
                          -------                                     -------
                          484,629                                     189,405
                          =======                                     =======

The options outstanding at November 27, 1998 expire at various times in 2002 through 2008.

In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), the fair value of options grants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the grants in 1998; no dividend yield, risk-free interest rate of 5.40%, expected option life of 5 and 10 years, and an expected volatility factor of 35%. Had compensation cost been determined based on the fair value at the grant dates for awards in 1998, 1997, and 1996 consistent with the provisions of FAS 123, the Company's net income and income per share would have been decreased to the pro forma amounts indicated below:

                                                 November 27,      November 28,      November 28,
                                                     1998              1997              1996
                                                  ----------        ----------        ----------
Net Income, as reported .................         $1,838,000        $1,266,000        $1,872,000
Net Income, pro forma....................          1,745,000         1,232,000         1,859,000

Basic EPS as reported ...................               0.89              0.62              0.94
Basic EPS pro forma .....................               0.84              0.61              0.93

Diluted EPS as reported .................               0.84              0.58              0.84
Diluted EPS pro forma ...................         $     0.79        $     0.57        $     0.84

During the initial phase-in period of FAS 123, pro forma disclosures may not be representative of the effects on reported net income and earnings per share for future years because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995.

At November 27, 1998 and November 28, 1997, 15,828 shares of the Company's Class B non-voting common stock were reserved for issuance to employees at a purchase price of not less than $1.00 per share under the Company's Executive Incentive Stock Purchase Plan. Shares issued under the plan are restricted as to disposition by the employees, with such restrictions lapsing over periods ranging from five to nine years from the date of issuance. If the participant's employment is terminated during the restricted period, his or her shares are required to be offered to the Company for repurchase at the original purchase price. Repurchased shares totaled 3,720 at November 27, 1998 and November 28, 1997. During 1998 and 1997 no shares were repurchased or issued. At November 27, 1998 and November 28, 1997, 30,452 shares were outstanding.

NOTE 9 -- SIGNIFICANT CUSTOMER AND EXPORT SALES

The Company has one customer, whose operations are primarily in the automotive industry, which accounted for 29%, 33% and 36% of net sales in 1998, 1997, and 1996, respectively. At November 27, 1998, accounts receivable included approximately $4,269,000 due from this customer.

The Company conducts business in foreign countries both by exporting products from the United States and through its wholly-owned subsidiary, Plymouth Rubber Europa, S.A., located in Porrino, Spain. Products are exported to foreign customers, primarily in Europe. Export sales from the United States were approximately 11%, 15%, and 14% of total sales in 1998, 1997, and 1996, respectively.

NOTE 10-- LEASES

Included in Plant Assets in the accompanying Consolidated Balance Sheet is leased property under capital leases as follows:

                                          November 27,         November 28,
                                              1998                 1997
                                           ----------           ----------
Machinery and equipment                    $3,668,000           $3,132,000
Less accumulated amortization               1,144,000            1,283,000
                                           ----------           ----------
                                           $2,524,000           $1,849,000
                                           ==========           ==========

The Company entered into agreements for the sale and lease back of certain machinery and equipment in the aggregate amount of $946,000 and $919,000 in 1998 and 1997, respectively. The leases are for periods of 5 years, at the end of which the Company has buy out options. The leases have been accounted for in accordance with Statement of Financial Accounting Statements No. 13, Accounting for Leases. Amortization of the property under capital leases is included in depreciation expense.

The following is a schedule by year of future minimum lease payments under capital leases at November 28, 1997:

       1999 .............................................      $  706,000
       2000 .............................................         689,000
       2001 .............................................         527,000
       2002 .............................................         456,000
       2003 .............................................         220,000
                                                               ----------
       Total minimum lease payments .....................       2,598,000
       Less:  Amount representing interest ..............         344,000
                                                               ----------
                                                               $2,254,000
                                                               ==========

Minimum annual rentals under noncancelable operating leases (which are principally for equipment) are as follows:

       1999 .............................................        $439,000
       2000 .............................................         380,000
       2001 .............................................         208,000
       2002 .............................................            --
       2003 .............................................            --

Total rental expense for 1998, 1997 and 1996 was $994,100, $1,231,000, and
$800,000, respectively. Included in the total rental expense in each year are the warehousing costs incurred at various locations. The cost of keeping inventory at these warehouses is primarily determined on a usage basis.


NOTE 11 -- TRANSACTIONS WITH RELATED PARTIES

The Company has consulting agreements with two Directors of the Company, under which they provide the Company with various consulting services. During 1998, 1997 and 1996, consulting fees of $106,900, $151,400, and $115,500, respectively, were paid pursuant to these agreements.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

Claims under CERCLA

The Company has been named as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency ("EPA") in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). These CERCLA claims involve attempts by the EPA to recover the costs associated with the cleanup of two Superfund Sites in Southington, Connecticut--the Solvent Recovery Service of New England Superfund Site ("SRS Site") and the Old Southington Landfill Superfund Site ("OSL Site"). SRS was an independent and licensed solvent recycler/disposal company. The EPA asserts that SRS, after receiving and processing various hazardous substances from PRP's, shipped some resultant sludges and wastewater from the SRS Site to the OSL Site.

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned shares," the Company recently has been contributing approximately 2.05% toward the performing PRP group's expenses. Based upon the investigations and remedial actions conducted at the Site to date, including the recently completed phytoremediation study, it is presently estimated that the total cost of the cleanup at the Site will range from approximately $25 million to $50 million. In the accompanying consolidated financial statements as of November 27, 1998, management has accrued $511,000 as a reserve in this matter (which is net of approximately $215,000 in payments made to date by the Company).

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRP's (such as the Company), EPA has named a number of other PRP's who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the "SRS transshipper" PRP's waste volume at the OSL Site to the Company, which is an undetermined fraction of the total waste volume at the Site. A Record of Decision ("ROD") was issued in September, 1994 for the first phase of the cleanup and, in December, 1997, following mediation, the Company contributed $140,180 (toward a total contribution by the "SRS transshipper" PRP's of approximately $2.5 million) in full settlement of the first phase. At present, neither the remedy for the second phase of the cleanup (groundwater) nor the allocation of the costs thereof among the PRP's has been determined. It has been estimated that the total costs of the second phase may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter.

Based on all available information as well as its prior experience, management believes that its accruals in these two matters are reasonable. However, in each case the reserved amount is subject to adjustment for future developments that may arise from one or more of the following--the long range nature of the case, legislative changes, insurance coverage, the joint and several liability provisions of CERCLA, the uncertainties associated with the ultimate groundwater remedy selected, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized soil contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP") in 1994 and 1997 respectively, and DEP issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 and RTN No. 3-15347, respectively). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the soil contamination appears to be confined to a small area and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil in the vicinity of the tanks; however, additional sampling is required. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $325,000, and that amount has been accrued in the accompanying financial statements.

In January, 1997 the Company received a Chapter 21E Notice of Responsibility from DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. DEP contends that an independent disposal firm allegedly hired by the Company and other PRP's, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRP's. A group of PRP's, including the Company, has retained an LSP to conduct groundwater investigations at both sites. Those investigations are still in progress, and until additional data is gathered, it is not possible to reasonably estimate the extent of the problem, the costs of any cleanup that may be required at either or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been accrued in the accompanying financial statements with respect to these two sites.


NOTE 13 -- UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents the quarterly information for fiscal 1998 and 1997.


                                                                  Quarter  Ended

                                        February 27         May  29          August 28          November 27
                                        -----------       -----------       -----------         -----------
1998 (a)
Net  sales ....................         $14,464,000       $18,510,000       $17,087,000         $18,980,000
Gross profit ..................           2,756,000         5,607,000         4,228,000           5,017,000
Net income ....................            (423,000)        1,080,000           386,000             795,000
Earnings per share ............
  Basic .......................         $     (0.21)      $      0.52       $      0.19         $      0.38
  Diluted .....................         $     (0.21)      $      0.49       $      0.17         $      0.36



                                       February 28          May 30           August 29          November 28
                                        -----------       -----------       -----------         -----------
1997 (b)
Net sales .....................         $15,284,000       $17,706,000       $16,396,000         $17,750,000
Gross profit ..................           3,796,000         3,904,000         3,919,000           4,326,000
Net income ....................             141,000           170,000           437,000             518,000
Earnings per share ............
  Basic .......................         $      0.07       $      0.08       $      0.22         $      0.25
  Diluted .....................         $      0.06       $      0.08       $      0.20         $      0.24


(a) Sales and net income for the first quarter of 1998 were reduced due to the highly seasonal nature of Brite-Line's highway pavement marking business. Sales and net income for the third quarter of 1998 were reduced due to the General Motors strike.

(b) Net income for fiscal 1997 includes a gain on the sale of land. The pre-tax gain of $539,000 was recognized during the third and fourth quarters of 1997 in accordance with the terms of the sales agreement which included a contingency related to the sales price of the land. In addition, net income during the first half of fiscal 1997 was reduced due to the highly seasonal nature of Brite-Line's highway pavement marking business.

                                                                     SCHEDULE II


                          PLYMOUTH RUBBER COMPANY, INC.

                               ACCOUNTS RECEIVABLE

                                    RESERVES




                                                                                     Uncollectable
                                                                                       Accounts
                                         Balance at                     Provision     Charged to        Balance
                                         Beginning        Allowances     Charged     Reserve, net       at End
                                         of Period         Acquired     to Income    of recoveries     of Period
                                         ---------         --------     ---------    -------------     ---------
Deducted from assets:
Allowance for doubtful accounts
Year ended November 27, 1998 ..........   $314,000         $  --         $180,000       $ 50,000        $544,000
Year ended November 28, 1997 ..........    195,000          81,000         63,000        (25,000)        314,000
Year ended November 29, 1996 ..........    174,000            --           90,000        (69,000)        195,000

                          PLYMOUTH RUBBER COMPANY, INC.

                                INDEX TO EXHIBITS


 Exhibit
  No.      Description
--------   -----------

(2)        Not Applicable.

(3)(i)     Restated Articles of Organization -- incorporated by reference to
           Exhibit 3(i) of the Company's Annual Report on Form 10-K for the year ended December 2, 1994.

(3)(ii) By Laws, as amended -- incorporated by reference to Exhibit (3)(ii) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

(4)(i) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit (4)(viii) to the report on Form 10-Q for the Quarter ended March 1, 1996.

(4)(ii) Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit (4)(viii) to the report on Form 10-Q for the quarter ended March 1, 1996.

(4)(iii) Demand Note between Plymouth Rubber Company, Inc. and LaSalle National Bank dated June 6, 1996 -- incorporated by reference to Exhibit (2)(i) to the report on Form 8-K with cover page dated June 6, 1996.

(4)(iv) Loan and Security Agreement between Plymouth Rubber Company, Inc. and LaSalle National Bank dated June 6, 1996 -- incorporated by reference to Exhibit (2)(ii) to the report on Form 8-K with cover page dated June 6, 1996.

(4)(v) Amendment to Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated February 19, 1997 -- incorporated by reference to Exhibit (4)(xi) to the report on Form 10-Q for the quarter ended February 25, 1997.

(4)(vi) Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated January 29, 1997 -- incorporated by reference to Exhibit (4)(xii) to the Company's report on Form 10-Q for the quarter ended February 25, 1997.

(4)(vii) Demand Note between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 28, 1997 -- incorporated by reference to Exhibit (4)(xiii) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(viii) Loan and Security Agreement between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit (4)(xiv) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(ix) Continuing Unconditional Guaranty between Brite-Line Technologies, Inc. LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit (4)(xv) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(x) Amendment to Loan and Security Agreement between Plymouth Rubber Company, Inc. and LaSalle National Bank dated May 7, 1997 -- incorporated by reference to Exhibit (4)(xvi) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(xi) Continuing Unconditional Guaranty between Plymouth Rubber Company, Inc. and LaSalle National Bank dated March 20, 1997 -- incorporated by reference to Exhibit (4)(xvii) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(xii) Public Deed which contains the loan guaranteed by mortgage and granted between Plymouth Rubber Europa, S.A. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit
           (4)(xviii) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(xiii) Corporate Guaranty between Plymouth Rubber Company, Inc. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit
           (4)(xix) to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

(4)(xiv) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 3, 1997

(4)(xv) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated April 13, 1998

(4)(xvi) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 12, 1998

(4)(xvii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 25, 1998

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

(19)       Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)       Not  Applicable.

(23)       Consent of Independent Accountants.

(23)       Not  Applicable.

(24)       Not  Applicable.

(27)       Financial data schedule for the year ended November 27, 1998.

(28)       Not applicable.

(29)       Not applicable.