Form 10-Q
period 1999-02-26
PLYMOUTH RUBBER CO INC
filed 1999-04-12
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended  February 26, 1999   Commission  File  Number 1-5197




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

               Yes  X__  No     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $1 -    810,586
Class B common stock, par value $1 -  1,267,014












                     PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

        Item 1.  Condensed Financial Statements:                 Page No.

              Condensed Consolidated Statement of
                Operations and Retained Earnings (Deficit). .        2

              Condensed Consolidated Balance Sheet . . . . . .       3

              Condensed Consolidated Statement of Cash Flows. .      4

              Notes To Condensed Consolidated Financial
               Statements . . . . . . . . . . . . . . . . . . .     5-9

        Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . .    10-13



PART II.  OTHER INFORMATION                                          14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              PLYMOUTH RUBBER COMPANY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             AND RETAINED EARNINGS (DEFICIT)

                   (In Thousands Except Share and Per Share Amounts)
                                        (Unaudited)

                                                        First  Quarter  Ended
                                                     -------------------------
                                                     Feb.  26,     Feb.  27,
                                                        1999          1998
                                                     ----------     ----------
Revenues:
     Net sales. . . . . . . . . . . . . . . . .      $   16,406     $   14,464
                                                     ----------     ----------

Cost and expenses:
     Cost of products sold      . . . . . . . .          12,051         11,708
     Selling, general and administrative  . . .           3,284          3,026
                                                     ----------     ----------
                                                         15,335         14,734
                                                     ----------     ----------

Operating income (loss) . . . . . . . . . . . .           1,071           (270)
Interest expense. . . . . . . . . . . . . . . .            (485)          (398)
Other income (expenses) . . . . . . . . . . . .              13            (25)
                                                     ----------     ----------

Income (loss)  before taxes . . . . . . . . . .             599           (693)
(Provision) benefit for income taxes. . . . . .            (240)           270
                                                     ----------     ----------

Net income (loss). . . . . . . . .  . . . . . .             359           (423)
Retained earnings (deficit)  at beginning
   of  period . . . . . . . . . . . . . . . . .            (444)        (2,282)
                                                      ----------     ----------
Retained earnings (deficit) at end of period. .      $      (85)    $   (2,705)
                                                      ==========     ==========


Per Share Data:

Basic Earnings Per Share:

     Net income (loss). . . . . . . . . . . . .      $      .17     $     (.21)
                                                     ==========     ==========
     Weighted average number of
        shares outstanding. . . . . . . . . . .       2,081,333      2,054,758
                                                     ==========     ==========


Diluted Earnings Per Share:

     Net income (loss). . . . . . . . . . . . .      $      .16     $     (.21)
                                                     ==========     ==========
     Weighted average number of
        shares outstanding. . . . . . . . . . .       2,207,278      2,054,758
                                                     ==========     ==========



      See Accompanying Notes To Condensed Consolidated Financial Statements

                              PLYMOUTH RUBBER COMPANY, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                     (In Thousands)
                                                       Feb 26,       Nov. 27,
                                                        1999           1998
                                                     ----------     ----------
                                                    (Unaudited)
Assets
Current Assets:
      Cash. . . . . . . . . . . . . . . . . . .      $       49     $       54
      Accounts receivable . . . . . . . . . . .          11,328         13,077
      Allowance for doubtful accounts . . . . .            (466)          (544)

      Inventories:
          Raw materials . . . . . . . . . . . .           4,021          3,800
          Work in process . . . . . . . . . . .           2,667          1,968
          Finished goods. . . . . . . . . . . .           6,623          5,202
                                                     ----------     ----------
                                                         13,311         10,970
                                                     ----------     ----------

     Deferred tax assets, net . . . . . . . . .           1,542          1,542
     Prepaid expenses and other current assets.             757            908
                                                     ----------     ----------
                Total current assets. . . . . .          26,521         26,007
                                                     ----------     ----------

Plant Assets:
     Plant assets . . . . . . . . . . . . . . .          40,514         39,384
     Less:   Accumulated depreciation . . . . .          18,334         17,821
                                                     ----------     ----------
                Total plant assets, net . . . .          22,180         21,563
                                                     ----------     ----------

Other Assets:
     Deferred tax assets, net . . . . . . . . .           1,688          1,882
     Other long-term assets . . . . . . . . . .           1,190          1,249
                                                     ----------     ----------
           Total other assets . . . . . . . . .           2,878          3,131
                                                     ----------     ----------
                                                     $   51,579     $   50,701
                                                     ==========     ==========
Liabilities and Stockholders' Equity
Current Liabilities:
     Revolving line of credit . . . . . . . . .      $   10,005     $   10,117
     Trade accounts payable . . . . . . . . . .           5,535          6,090
     Accrued expenses. . . . . . .  . . . . . .           4,406          4,220
     Current portion of long-term borrowings. .           2,787          2,834
                                                     ----------     ----------
               Total current liabilities. . . .          22,733         23,261
                                                     ----------     ----------

Long-Term Liabilities:
     Borrowings . . . . . . . . . . . . . . . .          12,773         11,527
     Pension obligation . . . . . . . . . . . .           2,744          2,849
     Other .  . . . . . . . . . . . . . . . . .           2,510          2,543
                                                     ----------     ----------
               Total long-term liabilities. . .          18,027         16,919
                                                     ----------     ----------

Stockholders' Equity:
     Preferred stock  . . . . . . . . . . . . .             --             --
     Class A  voting common stock . . . . . . .             810            810
     Class B non-voting common stock  . . . . .           1,275          1,275
     Paid in capital. . . . . . . . . . . . . .           9,077          9,077
     Retained earnings (deficit)  . . . . . . .             (85)          (444)
     Accumulated other comprehensive
         income (loss). . . . . . . . . . . . .            (104)           (69)
     Deferred compensation. . . . . . . . . . .            (104)          (114)
                                                     ----------     ----------
                                                         10,869         10,535
     Less:  Treasury stock at cost. . . . . . .             (50)           (14)
                                                     ----------     ----------
                Total stockholders' equity. . .          10,819         10,521
                                                     ----------     ----------
                                                     $   51,579     $   50,701
                                                     ==========     ==========

     See Accompanying Notes To Condensed Consolidated Financial Statements

                              PLYMOUTH RUBBER COMPANY, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands)          (Unaudited)

                                                        First  Quarter  Ended
                                                      -------------------------
                                                       Feb. 26,      Feb. 27,
                                                         1999          1998
                                                      ----------     ----------

Cash flows relating to operating activities:
    Net income (loss) . . . . . . . . . . . . . . .  $      359     $     (423)
      Adjustments to reconcile net income  to
           net cash provided by (used in)operating
           activities:
             Depreciation and amortization . . . . .        607            414
             Amortization of deferred compensation .         10             10
             Deferred income tax benefit . . . . . .         --           (273)
     Changes in assets and liabilities:
             Accounts receivable . . . . . . . . . .      1,611           (198)
             Inventory . . . . . . . . . . . . . . .     (2,364)           (44)
             Prepaid expenses. . . . . . . . . . . .        150             58
             Other assets. . . . . . . . . . . . . .         (5)           (16)
             Accounts payable. . . . . . . . . . . .       (532)           265
             Accrued expenses  . . . . . . . . . . .        277           (244)
             Pension obligation. . . . . . . . . . .         23             36
             Product warranties. . . . . . . . . . .         --            (25)
             Other liabilities . . . . . . . . . . .        (33)            36
                                                      ----------     ----------
Net cash provided by (used in) operating activities         103           (404)
                                                      ----------     ----------

Cash flows relating to investing activities:
     Capital expenditures. . . . . . . . . . . . . .     (1,267)        (1,532)
     Sale/leaseback of plant assets. . . . . . . . .         93             --
                                                      ----------     ----------
Net cash used in investing activities                    (1,174)        (1,532)
                                                      ----------     ----------

Cash flows relating to financing activities:
     Net increase in revolving line of credit. . . .        (87)         2,333
     Proceeds from term debt . . . . . . . . . . . .      1,750             --
     Payments of term debt . . . . . . . . . . . . .       (435)          (325)
     Payments on capital leases. . . . . . . . . . .       (126)           (97)
     Payments on treasury stock purchase . . . . . .        (36)            --
     Proceeds from exercise of options . . . . . . .         --             10
                                                      ----------     ----------
Net cash provided by financing activities                 1,066          1,921
                                                      ----------     ----------
Effect of exchange rates on cash. . . . . . . . . .          --              9
                                                      ----------     ----------
Net change in cash. . . . . . . . . . . . . . . . .          (5)            (6)
Cash at the beginning of the period . . . . . . . .          54             12
                                                      ----------     ----------
Cash at the end of the period . . . . . . . . . . .  $       49     $        6
                                                      ==========     ==========

                  Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . . . . . . . . . . .  $      487     $      480
                                                      ==========     ==========
Cash paid for income taxes. . . . . . . . . . . . .  $       58     $       --
                                                      ==========     ==========






     See Accompanying Notes To Condensed Consolidated Financial Statements

                               PLYMOUTH RUBBER COMPANY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)


(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended November 27, 1998, November 28, 1997, and November 29, 1995, included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-K.

(2) The Company has been named as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency ("EPA") in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). These CERCLA claims involve attempts by the EPA to recover the costs associated with the cleanup of two Superfund Sites in Southington, Connecticut--the Solvent Recovery Service of New England Superfund Site
("SRS Site") and the Old Southington Landfill Superfund Site ("OSL Site").
SRS was an independent and licensed solvent recycler/disposal company. The EPA asserts that SRS, after receiving and processing various hazardous substances from PRP's, shipped some resultant sludges and wastewater from the SRS Site to the OSL Site.

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned shares," the Company recently has been contributing approximately 2.05% toward the performing PRP group's expenses. Based upon the investigations and remedial actions conducted at the Site to date, including the recently completed phytoremediation study, it is presently estimated that the total cost of the cleanup at the Site will range from approximately $25 million to $50 million. In the accompanying consolidated financial statements as of February 26, 1999, management has accrued $484,000 as a reserve in this matter (which is net of approximately $242,000 in payments made to date by the Company).

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

                              PLYMOUTH RUBBER COMPANY, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited) (Continued)


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

                              PLYMOUTH RUBBER COMPANY, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited) (Continued)


(3) The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                                        First Quarter Ended February 26, 1999
                                     ------------------------------------------
                                       Income          Shares       Per Share
                                     (Numerator)    (Denominator)     Amount
                                      ----------      -----------    ---------

Basic EPS
  Income available to common
   stockholders                       $  359,000       2,081,333     $    .17
                                                                    =========
   Effect of Dilutive Security (A)
    options                                 --           125,945
                                      ----------      ----------
Diluted EPS
  Income available to common
     stockholders and assumed
      conversions                     $  359,000       2,207,278     $    .16
                                      ==========      ==========     =========


                                       First Quarter Ended February 27, 1998
                                     ----------------------------------------
                                        Income          Shares       Per Share
                                      (Numerator)    (Denominator)     Amount
                                      ----------      -----------    ----------

Basic EPS
  Loss available to common
   stockholders                       $ (423,000)      2,054,758      $  (.21)
                                                                      ========
  Effect of Dilutive Security (A)
   options                                    --              --
                                        ---------       ---------

Diluted EPS
   Loss available to common
     stockholders and assumed
      conversions                      $(423,000)      2,054,758      $  (.21)
                                        =========      ==========     ========

(A) Options for 195,900 and 154,160 shares of common stock were outstanding at February 26, 1999 and February 27, 1998, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive. Options for 233,642 shares of common stock were outstanding at February 27, 1998, but were not included in computing diluted earnings per share because of the loss.

                              PLYMOUTH RUBBER COMPANY, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited) (Continued)



(4) During the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. FAS 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income.

     The following table presents comprehensive income for the quarters ended February 26, 1999 and February 27, 1998.

                                                     Feb. 26,      Feb. 27,
                                                      1999          1998
                                                     --------     --------

Net income (loss) . . . . . . . . . . . . . . . . .   $   359      $  (423)
Other comprehensive income (loss):
     Foreign currency translation adjustments . . .       (35)         (23)
                                                      -------      -------
Comprehensive income (loss)                           $   324      $  (446)
                                                      =======      =======


(5) On February 19, 1999 the Company amended its revolving line of credit and real estate term loan agreement with its primary lender. The loan amendment increases the maximum borrowing amount from $15 million to $18 million, increases the real estate term loan from $1.25 million to $3.0 million, and lowers the borrowing rate from prime plus 1/4% to prime. In addition, the Company has the option to convert part or all of its loan balances at variable rates to 30, 60, 90 or 180 day contracts at a fixed rate of LIBOR plus 2%. The amendment is effective June 2, 1999 (except for the real estate loan increase which was effective February 26, 1999) and extends the agreement by three years to June 2, 2002. The term loan calls for monthly interest only payments through June, 1999, and interest plus monthly principal payments of $50,000, beginning July, 1999.

(6) Impact of New Accounting Pronouncements

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

    In February, 1998, the Financial Accounting Standards Board issued FAS 132-Employer's Disclosure About Pensions and Other Postretirement Benefits.
    FAS 132 revises employers' disclosures about pension and other postretire-ment benefit plans. The Company will adopt the provisions of FAS 132 in fiscal 1999, and does not anticipate any significant impact on its Financial Statements from this adoption.

                              PLYMOUTH RUBBER COMPANY, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited) (Continued)



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Sales increased in the first quarter of 1999 by 13% to $16,406,000 from $14,464,000 in the same quarter in the prior year. The increased capacity resulting from the new calender and coating line allowed the Company to better meet customer demand for its products, particularly in the tape business, where sales increased $1,744,000 from the prior year. Sales to the domestic automotive market, which increased approximately $1,500,000 from last year, was the major contributor. Export and the domestic OEM markets comprised most of the remaining increase over the prior year. Sales in the highway marking products business increased $198,000 or 40% over last year.

Gross margin increased to 26.5% from 19.1% last year. The major factor in the improvement was higher production volume in the Canton operations. The higher production levels were required to meet the increased sales demand and to build inventories for the automotive and other markets. Inventory levels were increased during the quarter in order to better respond to customer needs.
In addition, the inventory of certain rubber products was increased to allow for a major refurbishment of the rubber calender, which was completed in March, 1999. The highway marking products business, which was in a seasonably slow quarter, had approximately the same negative gross margin as last year.

Selling, general and administrative expenses, as a percentage of sales, decreased to 20.0% from 20.9% last year. The major factors in Plymouth's tape business were lower expenses as a percentage of sales in professional fees, bad debt expense, and warehouse charges, partially offset by higher salaries and benefits, freight, commissions, and foreign selling expenses. The pavement marking business had lower salaries as a percentage of sales.

Interest expense increased $87,000 from the prior year. The major factor was interest on long term borrowings (ending balance of $15,560,000 in 1999 compared to $11,536,000 in 1998), largely to finance the capital expansion program in Plymouth's tape business during 1998. This was partially offset by lower interest as a percentage of sales on the revolving line of credit, due to a less than proportionate increase in the average borrowing balance, and a slightly lower borrowing rate.

As a result of the above factors, income before tax increased to $599,000 from a loss of $693,000 last year, and net income increased to $359,000 from a loss of $423,000 last year.

Liquidity

On February 19, 1999 the Company amended its revolving line of credit and real estate term loan agreement with its primary lender. The loan amendment increases the maximum borrowing amount from $15 million to $18 million, increases the real estate term loan from $1.25 million to $3.0 million, and lowers the borrowing rate from prime plus 1/4% to prime. In addition, the Company has the option to convert part or all of its loan balances at variable rates to 30, 60, 90 or 180 day contracts at a fixed rate of LIBOR plus 2%.
The amendment is effective June 2, 1999 (except for the real estate loan increase which was effective February 26, 1999) and extends the agreement by three years to June 2, 2002. The term loan calls for monthly interest only payments through June, 1999, and interest plus monthly principal payments of $50,000, beginning July, 1999.

The Company generated $103,000 of operating cash flows in the first quarter of 1999, which primarily comprised net income of $359,000, a reduction in accounts receivable of $1,611,000 and other operating cash inflows, which were largely offset by an increase in inventory of $2,364,000. This operating cash flow, in conjunction with cash provided by additional term borrowings of $1,750,000, was used to finance capital expenditures of $1,267,000 and payments of term debt and capital leases totaling $561,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      (Continued)


As of February 26, 1999, the Company had approximately $1,900,000 of unused borrowing capacity under its $15,000,000 line of credit with its primary lender after consideration of collated limitations and a letter of credit related to a guarantee of 80 million pesetas (approximately $0.6 million) on a term loan agreement with a Spanish Bank syndicate.

In the opinion of management, anticipated cash flow from operations, unused capacity under existing borrowing agreements, and additional funds generated from the sale/leaseback of capital equipment, will provide sufficient funds to meet expected needs during fiscal 1999, including necessary working capital expansion to support anticipated revenue growth and investments in capital equipment, and to service its indebtedness. Although management expects to be able to accomplish its plans there is no assurance that it will be able to do so. Failure to accomplish these plans could have an adverse impact on the Company's liquidity and financial position.


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

The Company's Year 2000 project is currently in the remediation phase and, with respect to its main information systems hardware and software, in the implementation and testing phase, which is 40% complete. With respect to IT systems, the Company's strategy is to upgrade some of the existing systems and replace others. Correction and testing of mission critical systems are targeted for completion by the end of the second quarter of fiscal 1999.

With respect to non-IT systems, the implementation phase is 90% complete. Large and critical suppliers were selected for compliance confirmation; to date 90% of the responses have been received and no critical problems have been identified. The Company is following up with vendors yet to respond satisfactorily or at all to its inquiries. Separately, the Company also is actively seeking information and assurances of a more technical nature from certain vendors regarding the compliance status of specific manufacturing and information processing equipment. In addition to confirming compliance directly with suppliers and vendors, the Company expects to perform its own testing of certain purchased equipment and IT systems for compliance. The Company is monitoring the status of Year 2000 compliance of its most significant customer by reviewing publicly available information. Compliance for all other customers is being determined through direct contact and written confirmation. The Company cannot provide assurance that the Year
2000 compliance plans of its vendors and customers will be successfully completed in a timely manner.

The Company has begun contingency planning and plans to complete its contingency planning for both IT and non-IT systems, as appropriate, by the end of the second quarter of fiscal 1999. Possible contingency plans include building additional safety inventories in case of vendor supply or power interruptions, using alternate suppliers, outsourcing to third parties, utilizing alternative software, and reverting to manual processing of information. Once developed, contingency plans will continue to be reassessed and refined as additional information becomes available.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                       (Continued)


Costs incurred to date for Year 2000 have totaled approximately $200,000 and have been expensed as incurred. The Company currently estimates that total costs will approximate $400,000, including internal employee costs and costs of external consultants, and it currently plans to be able to fund the costs through operating cash flows. The Company does not expect a material adverse impact of such costs on its long-term results of operations, liquidity or financial position.

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

Impact of Accounting Pronouncements

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

                              PLYMOUTH RUBBER COMPANY, INC.


PART II.        OTHER INFORMATION


Item 1.         Legal Proceedings

          Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended November 27, 1998, and in Note 12 of the Notes To Consolidated Financial Statements contained in said report.


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








                                          Plymouth Rubber Company, Inc.
                                                (Registrant)




                                               /s/ Joseph J. Berns
                                               Joseph J. Berns
                                               Vice President - Finance




Date:       April  9, 1999

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

(4)(i) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit (4)(viii) to the Quarterly Report on Form 10-Q for the Quarter ended March 1, 1996.

(4)(ii) Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit (4)(viii) to the Quarterly
       Report on Form 10-Q for the quarter ended March 1, 1996.

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

(4)(v) Amendment to Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated February 19, 1997 -- incorporated by reference to Exhibit (4)(xi) to the Quarterly Report on Form 10-Q for the quarter ended February 25, 1997.

(4)(vi) Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated January 29, 1997 -- incorporated by reference to Exhibit (4)(xii) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 25,
       1997.

(4)(vii) Demand Note between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 28, 1997 -- incorporated by reference to Exhibit
       (4)(xiii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997.

(4)(viii) Loan and Security Agreement between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit (4)(xiv) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997.

(4)(ix) Continuing Unconditional Guaranty between Brite-Line Technologies, Inc. LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit (4)(xv) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997.

(4)(x) Amendment to Loan and Security Agreement between Plymouth Rubber Company, Inc. and LaSalleNational Bank dated May 7, 1997 -- incorporated by reference to Exhibit (4)(xvi) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997.

                              PLYMOUTH RUBBER COMPANY, INC.
                                   INDEX TO EXHIBITS

                                      (Continued)


Exhibit
  No.     Description
--------  -----------

(4)(xi) Continuing Unconditional Guaranty between Plymouth Rubber Company, Inc. and LaSalle National Bank dated March 20, 1997 -- incorporated by reference to Exhibit (4)(xvii) to the Company's Quarterly Report on Form 10-Q or the quarter ended May 30, 1997.

(4)(xii) Public Deed which contains the loan guaranteed by mortgage and granted between Plymouth Rubber Europa, S.A. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April
       11, 1997 -- incorporated by reference to Exhibit (4)(xviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May
       30, 1997.

(4)(xiii) Corporate Guaranty between Plymouth Rubber Company, Inc. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit
       (4)(xix) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997.

(4)(xiv) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 3, 1997 - incorporated by reference to Exhibit (4)(xiv) to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

(4)(xv) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated April 13, 1998 - incorporated by reference to Exhibit (4)(xv) to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

(4)(xvi) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 12, 1998 - incorporated by reference to Exhibit (4)(xvi) to the Company's report on Form 10-K for the year ended November 27, 1998.

(4)(xvii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 25, 1998 - incorporated by reference to Exhibit (4)(xvii) to the Company's report on Form 10-K for the year ended November 27, 1998.

(4)(xviii)Amendments to Loan and Security Agreement between Plymouth Rubber Company, Inc., and LaSalle National Bank dated July 15, 1998 and February 18, 1999.

(4)(xix) Amendment to Loan and Security Agreement between Brite-Line Technologies, Inc., and LaSalle National Bank dated February 18, 1999.

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

(16)      Not  Applicable.

(18)      Not  Applicable.

(19)      Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)      Not  Applicable.

(23)      Not Applicable.

(24)      Not  Applicable.

(27)      Financial data schedule for the nine months ended February 26, 1999.

(28)      Not Applicable.

(29)      Not Applicable.