Form 10-Q/A
period 1995-03-03
PLYMOUTH RUBBER CO INC
filed 1999-05-24
CIK 79225

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


     This amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 (as amended) is being filed to revise Exhibit (10)(vi) Sales contract entered into between the Company and Kleinewefers Kunststoffanlangen GmbH.

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













                                        Plymouth Rubber Company, Inc.
                                                  (Registrant)




                                                /S/ Joseph J. Berns
                                                 Joseph J. Berns
                                            Vice President - Finance






     Date        May 21, 1999

                          PLYMOUTH RUBBER COMPANY, INC.

                                  INDEX TO EXHIBITS



      (a)  Exhibits:

           Exhibit No.                   Description




           (10)(vi) Sales contract entered into between the Company and Kleinewefers Kunststoffanlangen GmbH.



     The Company has requested confidential treatment for Exhibit (10)(vi). Confidential portions have been filed separately with the Commission.