Form 10-Q
period 1999-05-28
PLYMOUTH RUBBER CO INC
filed 1999-07-13
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



For   Quarter   Ended    May  28, 1999  Commission  File  Number     1-5197



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

               Yes        X__     No     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $1 -   810,586
Class B common stock, par value $1 - 1,260,414












                  PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

        Item 1.  Condensed Financial Statements:                       Page No.

                  Condensed Consolidated Statement of Operations
                  and Retained Earnings (Deficit). . . . . . . . .         2

                  Condensed Consolidated Balance Sheet . . . . . .         3

                  Condensed Consolidated Statement of Cash Flows .         4

                   Notes To Condensed Consolidated Financial Statements   5-10

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . .        11-16



PART II.  OTHER INFORMATION                                                17







































PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    PLYMOUTH RUBBER COMPANY, INC.
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 AND RETAINED EARNINGS (DEFICIT)

            (In Thousands Except Share and Per Share Amounts)
                              (Unaudited)


                                Second  Quarter  Ended     Six Months Ended
                                --------------------------------------------
                                  May 28,     May 29,    May 28,    May 29,
                                   1999        1998       1999       1998
                                ---------   ---------   ---------  ---------
Net Sales. . . . . . . . . . .  $  21,505   $  18,510   $  37,911  $  32,974
                                ---------   ---------   ---------  ---------
Cost and Expenses:
   Cost of products sold . . .     15,506      12,903      27,557     24,611
   Selling, general and
     administrative. . . . . .      4,081       3,349       7,365      6,375
   Insurance settlement. . . .     (1,750)        --       (1,750)       --
                                ---------   ---------   ---------  ---------
                                   17,837      16,252      33,172     30,986
                                ---------   ---------   ---------  ---------
Operating income . . . . . . .      3,668       2,258       4,739      1,988
Interest expense . . . . . . .       (542)       (453)     (1,027)      (851)
Other  expense . . . . . . . .        (46)         (9)        (33)       (34)
                                ---------   ---------   ---------  ---------
Income  before taxes . . . . .      3,080       1,796       3,679      1,103
Provision for income taxes . .     (1,237)       (716)     (1,477)      (446)
                                ---------   ---------   ---------  ---------

Net income . . . . . . . . . .      1,843       1,080       2,202        657
Retained earnings (deficit)
    at beginning of  period. .        (85)     (2,705)       (444)    (2,282)
                                ---------   ---------   ---------  ---------

Retained earnings (deficit)
    at end of period . . . . .  $   1,758   $  (1,625)  $   1,758  $  (1,625)
                                =========   =========   =========  =========


Per Share Data:

Basic Earnings Per Share:

Net Income . . . . . . . . . .  $     .89   $     .52   $    1.06  $     .32
                                =========   =========   =========  =========

Weighted average number of
  shares outstanding.  . . . .  2,072,033   2,074,050   2,076,700  2,064,404
                                =========   =========   =========  =========

Diluted Earnings Per Share:

Net Income.. . . . . . . . . .  $     .84   $     .49   $    1.00  $     .30
                                =========   =========   =========  =========

Weighted average number of
  shares outstanding . . . . .  2,200,855   2,205,860   2,203,248  2,182,836
                                =========   =========   =========  =========



     See Accompanying Notes to Condensed Consolidated Financial Statements


                       PLYMOUTH RUBBER COMPANY, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (In Thousands)

                                            May 28,             Nov. 27,
                                             1999                1998
                                           ---------           ---------
                                          (Unaudited)
ASSETS
CURRENT ASSETS:
--------------
Cash . . . . . . . . . . . . . . .         $       4           $      54
Accounts receivable. . . . . . . .            16,645              13,077
Allowance for doubtful accounts. .              (477)               (544)

Inventories:
    Raw materials. . . . . . . . .             4,396               3,800
    Work in process. . . . . . . .             2,149               1,968
    Finished goods . . . . . . . .             5,834               5,202
                                           ---------           ---------
                                              12,379              10,970
                                           ---------           ---------
Deferred tax assets, net . . . . .             1,542               1,542
Prepaid expenses and other current
  assets . . . . . . . . . . . . .               734                 908
                                           ---------           ---------
    Total current assets . . . . .            30,827              26,007
                                           ---------           ---------

PLANT ASSETS:
------------
Plant assets . . . . . . . . . . .            41,445              39,384
Less:  Accumulated depreciation. .            18,864              17,821
                                           ---------           ---------
    Total plant assets, net. . . .            22,581              21,563
                                           ---------           ---------
OTHER ASSETS:
------------
Deferred tax assets, net . . . . .             1,695               1,882
Other long-term assets . . . . . .             1,142               1,249
                                           ---------           ---------
                                               2,837               3,131
                                           ---------           ---------
    TOTAL ASSETS                           $  56,245           $  50,701
                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
-------------------
Revolving line of credit . . . . .         $  12,500           $  10,117
Trade accounts payable . . . . . .             6,042               6,090
Accrued expenses. . . . . .  . . .             5,142               4,220
Current portion of long-term
  borrowings . . . . . . . . . . .             2,902               2,834
                                           ---------           ---------
    Total current liabilities                 26,586              23,261
                                           ---------           ---------
LONG-TERM LIABILITIES:
---------------------
Borrowings . . . . . . . . . . . .            12,008              11,527
Pension obligation . . . . . . . .             2,577               2,849
Other. . . . . . . . . . . . . . .             2,505               2,543
                                           ---------           ---------
    Total long-term liabilities               17,090              16,919
                                           ---------           ---------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock  . . . . . . . . .               --                 --
Class A  voting common stock . . .               810                 810
Class B non-voting common stock  .             1,278               1,275
Paid in capital. . . . . . . . . .             9,080               9,077
Retained earnings (deficit). . . .             1,758                (444)
Accumulated other comprehensive
  income (loss). . . . . . . . . .              (147)                (69)
Deferred compensation. . . . . . .               (95)               (114)
                                           ---------           ---------
                                              12,684              10,535
Less: Treasury stock at cost . . .              (115)                (14)
                                           ---------           ---------
                                              12,569              10,521
                                           ---------           ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $  56,245           $  50,701
                                           =========           =========

    See Accompanying Notes to Condensed Consolidated Financial Statements


                      PLYMOUTH RUBBER COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (In Thousands)          (Unaudited)


                                                       Six   Months   Ended
                                                    -----------------------
                                                     May 28,       May 29,
                                                      1999           1998
                                                    ---------     ---------

Cash flows relating to operating activities:
    Net Income . . . . . . . . . . . . . . . . . .  $   2,202     $     657
      Adjustments to reconcile net income to
         net cash provided by (used in)operating
         activities:
            Depreciation and amortization. . . . .      1,248           827
            Amortization of deferred compensation.         19            19
      Changes in assets and liabilities:
            Accounts receivable. . . . . . . . . .     (3,779)         (633)
            Inventory. . . . . . . . . . . . . . .     (1,469)       (1,012)
            Prepaid expenses . . . . . . . . . . .        172           276
            Other assets . . . . . . . . . . . . .        (20)          (14)
            Accounts payable . . . . . . . . . . .          7           245
            Accrued expenses . . . . . . . . . . .      1,035           478
            Pension obligation . . . . . . . . . .       (144)          (71)
            Product warranties . . . . . . . . . .        --            (50)
            Other liabilities. . . . . . . . . . .        (38)           46
                                                    ---------     ---------
Net cash provided by (used in) operating activities      (767)          768
                                                    ---------     ---------

Cash flows relating to investing activities:
    Capital expenditures . . . . . . . . . . . . .     (2,380)       (3,405)
    Sale/leaseback of plant assets   . . . . . . .        155           --
                                                    ---------     ---------

Net cash used in investing activities                  (2,225)       (3,405)
                                                    ---------     ---------

Cash flows relating to financing activities:
    Net increase in revolving line of credit . . .      2,444         1,921
    Proceeds from term loan. . . . . . . . . . . .      1,750         3,710
    Payments of term loan. . . . . . . . . . . . .       (884)       (2,813)
    Payments on capital leases . . . . . . . . . .       (285)         (195)
    Treasury stock purchase. . . . . . . . . . . .       (101)           (6)
    Proceeds from issuance of common stock . . . .          6            10
                                                    ---------     ---------
Net cash provided by financing activities               2,930         2,627
                                                    ---------     ---------

Effect of exchange rates on cash . . . . . . . . .         12             2
                                                    ---------     ---------
Net change in cash . . . . . . . . . . . . . . . .        (50)           (8)
Cash at the beginning of the period. . . . . . . .         54            12
                                                    ---------     ---------
Cash at the end of the period. . . . . . . . . . .  $       4     $       4
                                                    =========     =========

                 Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . . . . .  . . . . .  $   1,014     $     941
                                                    =========     =========
Cash paid for income taxes . . . . . . . . . . . .  $     176     $      79
                                                    =========     =========

     See Accompanying Notes to Condensed Consolidated Financial Statements





                         PLYMOUTH RUBBER COMPANY, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------------
                                          (Unaudited)


(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended November 27, 1998, November 28, 1997, and November 29, 1996, included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-K.

(2) Environmental Proceedings

Claims under CERCLA

    The Company has been named as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency ("EPA") in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). These CERCLA claims involve attempts by the EPA to recover the costs associated with the cleanup of two Superfund Sites in Southington, Connecticut--the Solvent Recovery Service of New England Superfund Site ("SRS Site") and the Old Southington Landfill Superfund Site ("OSL Site"). SRS was an independent and licensed solvent recycler/disposal company. The EPA asserts that SRS, after receiving and processing various hazardous substances from PRP's, shipped some resultant sludges and waste-water from the SRS Site to the OSL Site.

    The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned shares," the Company recently has been contributing approximately 2.05% toward the performing PRP group's expenses. Based upon the investigations and remedial actions conducted at the Site to date, including the recently completed phytoremediation study, it is presently estimated that the total cost of the cleanup at the Site will range from approximately $25 million to $50 million. In the accompanying consolidated financial statements as of May 28, 1999, management has accrued $484,000 as a reserve in this matter (which is net of approximately $242,000 in payments made to date by the Company).

    The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRP's (such as the Company), EPA has named a number of other PRP's who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the "SRS transshipper" PRP's waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the Site. A Record of Decision "ROD") was issued in September, 1994 for the first phase of the cleanup and, in December, 1997, following mediation, the Company contributed $140,180 (toward a total contribution by the "SRS transshipper" PRP's of approximately $2.5 million) in full settlement of the first phase. At present, neither the remedy for the second phase of the cleanup (groundwater) nor the allocation of the costs thereof among the PRP's has been determined. It has been estimated that the total costs of the second phase may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter.




                          PLYMOUTH RUBBER COMPANY, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------
                            (Unaudited) (Continued)



Based on all available information as well as its prior experience, management believes that its accruals in these two matters are reasonable. However, in each case the reserved amount is subject to adjustment for future developments that may arise from one or more of the following -- the long range nature of the case, legislative changes, insurance coverage, the joint and several liability provisions of CERCLA, the uncertainties associated with the ultimate groundwater remedy selected, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.


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











                       PLYMOUTH RUBBER COMPANY, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------
                       (Unaudited) (Continued)


(3) The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                                          Second Quarter Ended May 28, 1999
                                      ----------------------------------------
                                        Income         Shares       Per Share
                                      (Numerator)   (Denominator)     Amount
                                      ----------     -----------    ----------

Basic EPS
  Income available to common
    stockholders                      $ 1,843,000     2,072,033      $     .89
                                                                     =========

  Effect of Dilutive Security (A)
    options                                  --         128,822
                                      -----------    ----------

Diluted EPS
  Income available to common
    stockholders and assumed
      conversions                     $ 1,843,000     2,200,855      $     .84
                                      ===========    ==========      =========


                                         Second Quarter Ended May 29, 1998
                                      ----------------------------------------
                                         Income         Shares      Per Share
                                      (Numerator)    (Denominator)    Amount
                                      ----------      -----------   ----------

Basic EPS
  Income available to common
    stockholders                      $ 1,080,000     2,074,050      $     .52
                                                                     =========
  Effect of Dilutive Security (A)
    options                                  --         131,810
                                      -----------    ----------

Diluted EPS
   Income available to common
     stockholders and assumed
      conversions                     $ 1,080,000     2,205,860      $     .49
                                      ===========    ==========      =========

(A) Options for 188,400 and 138,633 shares of common stock were outstanding at May 28, 1999 and May 29, 1998, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive.













                       PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------
                           (Unaudited) (Continued)



                                            Six Months Ended May 28, 1999
                                      ----------------------------------------
                                        Income           Shares     Per Share
                                      (Numerator)    (Denominator)    Amount
                                      ----------      -----------   ----------
Basic EPS
  Income available to common
    stockholders                      $ 2,202,000     2,076,700      $    1.06
                                                                     =========

  Effect of Dilutive Security (B)
    options                                  --         126,548
                                      -----------    ----------

Diluted EPS
  Income available to common
     stockholders and assumed
      conversions                     $ 2,202,000     2,203,248      $    1.00
                                      ===========    ==========      =========




                                            Six Months Ended May 29, 1998
                                       ----------------------------------------
                                        Income          Shares       Per Share
                                      (Numerator)    (Denominator)    Amount
                                      ----------      -----------    ---------
Basic EPS
  Income available to common
    stockholders                       $  657,000     2,064,404      $     .32
                                                                     =========
  Effect of Dilutive Security (B)
    options                                  --         118,432
                                      -----------    ----------
Diluted EPS
   Income available to common
     stockholders and assumed
      conversions                     $   657,000     2,182,836      $     .30
                                      ===========    ==========      =========


(B) Options for 195,900 and 160,265 shares of common stock were outstanding at May 28, 1999 and May 29, 1998, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive.















                          PLYMOUTH RUBBER COMPANY, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               ----------------------------------------------------
                          (Unaudited) (Continued)


(4) During the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. FAS 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income.

     The following table presents comprehensive income for the quarters ended May 28, 1999 and May 29, 1998.
                                                          May 28,      May 29,
                                                           1999         1998
                                                          -------     -------

     Net income . . . . . . . . . . . . . . . . . . .     $1,843       $1,080
     Other comprehensive income (loss):
        Foreign currency translation adjustments. . .        (43)          11
                                                          ------       ------
     Comprehensive income (loss)                          $1,800       $1,091
                                                          ======       ======

     The following table presents comprehensive income for the six months ended May 28, 1999 and May 29, 1998.

                                                           Six Months Ended
                                                          -------------------
                                                          May 28,      May 29,
                                                           1999         1998
                                                          -------      -------

Net income. . . . . . . . . . . . . . . . . . . . . .     $2,202       $  657
Other comprehensive income (loss):
     Foreign currency translation adjustments . . . .        (78)         (12)
                                                          ------       ------
Comprehensive income (loss)                               $2,124      $   645
                                                          ======      =======

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

                         PLYMOUTH RUBBER COMPANY, INC.

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  ----------------------------------------------------
                                 (Unaudited) (Continued)


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






































Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           First Six Months, 1999, Compared with First Six Months, 1998

Sales increased 15% in the first six months of 1999 to $37,911,000 from $32,974,000 in the previous year. Sales in Plymouth's tape business increased 11% to $32,867,000 from $29,501,000 last year. The increased sales resulted from increased capacity from the new calender and coating line, which allowed the Company to better meet customer demand, and to reduce backlog. Sales in the automotive market increased 17% from last year, as automotive demand continues to be strong, while sales in the electrical and other markets increased 2% from last year. Sales in the Brite-Line highway marking products business increased $1,571,000, or 45%, from last year.

Gross margin increased to 27.3% from 25.4% last year. Gross margin in Plymouth's tape business increased to 26.3% from 24.8% last year. The major factor in the improvement was higher production volume in the Canton operations to meet increased sales demand, reduce backlog, and build inventories. This was partially offset by some one-time process losses and higher levels of manufacturing spending. Gross margin in the highway marking products business increased to 33.8% from 30.3% last year. This was due to better pricing and higher volume, partially offset by higher process losses and manufacturing spending.

Selling, general and administrative expenses, as a percentage of sales, increased to 19.4% from 19.3% last year. In Plymouth's tape business, selling, general and administrative expenses decreased to 18.4% of sales from 19.2% last year. The major factors were lower expenses, as a percentage of sales, in professional fees, bad debt expense, and outside warehouse charges, partially offset by higher salaries and benefits. In the Brite-Line highway marking products business, selling, general and administrative expenses increased to 26.3% of sales from 20.8% last year. The major factor was an increase in professional fees for patent litigation, as well as higher freight and salaries and benefits, partially offset by lower sample and travel expenses. Professional fees at Brite-Line increased $412,000 from last year.

The first half of 1999 also included an insurance settlement with one of Plymouth's previous liability insurance carriers. Under the terms of the agreement, the insurance carrier made a one-time cash payment of $1,750,000, in exchange for a release of all past, present, and future environmental
claims.   The cash payment was recorded as operating income.

Interest expense increased $176,000 from last year. The major factor was increased long-term borrowings (average monthly long-term borrowings of $14,820,000 in 1999 compared to $11,930,000 in 1998), to finance the capital investment program supporting Plymouth's tape business. In addition, there were higher balances on the revolving line of credit to finance operations and some capital improvements.

As a result of the above factors, income before tax increased 234% to $3,679,000 from $1,103,000 last year, and net income increased 235% to $2,202,000 from $657,000 last year.

Liquidity

The Company used $767,000 of operating cash flows during the first half of 1999. The operating cash flow was comprised of net income of $2,202,000, depreciation of $1,248,000, an increase in accrued expenses of $1,035,000, and other operating cash inflows, which was more than offset by a $3,779,000 increase in accounts receivable, due to higher sales volume and to the timing of some large customer payments, and a $1,469,000 increase in inventory, to better respond to customer demand in Plymouth's tape business, and to support higher levels of activity in the highway marking products business. During 1999, the Company used $2,444,000 from its revolving line of credit and $1,750,000 from additional term borrowings to finance capital expenditures of $2,380,000 and payments of term debt and capital leases of $1,169,000, and to fund operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         First Six Months, 1999, Compared with First Six Months, 1998
         ------------------------------------------------------------
                                 (Continued)


As of May 28, 1999, the Company had fully utilized its current borrowing capacity under its $15,000,000 line of credit with its primary lender, after consideration of collateral limitations and a letter of credit related to a guarantee of 80 million pesetas (approximately $0.6 million) on a term loan agreement with a Spanish bank syndicate. However, on February 19, 1999, the Company amended its revolving line of credit and real estate loan with its primary lender, increasing the maximum borrowing capacity from $15,000,000 to $18,000,000, effective June 2, 1999. This loan amendment increased the unused capacity under the line of credit to $2.3 million.

In the opinion of management, anticipated cash flow from operations, unused capacity under existing borrowing agreements, and additional funds generated from capital equipment lines of credit, will provide sufficient funds to meet expected needs during fiscal 1999, including necessary working capital expansion to support anticipated revenue growth and investments in capital equipment, and
to service its indebtedness.   Although management expects to be able to
accomplish its plans, there is no assurance that it will be able to do so. Failure to accomplish these plans could have had an adverse impact on the Company's liquidity and financial position.


















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Second Quarter, 1999, Compared with Second Quarter, 1998
             --------------------------------------------------------

Sales increased 16% in the second quarter of 1999 to $21,505,000 from $18,510,000 in the same quarter last year. Sales increased $1,622,000, or 10%, in Plymouth's tape business. The increased sales resulted from increased capacity from the new calender and coating line, which allowed the Company
to better meet customer demand, and to reduce  backlog.   Sales increased 18%
in the automotive market, as automotive demand remains strong, while sales in the electrical and other markets decreased 1% from last year. Sales increased $1,373,000, or 46%, in the Brite-Line highway marking products business.

Gross margin decreased to 27.9% from 30.3% last year. Gross margin in Plymouth's tape business decreased to 24.3% from 28.7% last year, due primarily to some one-time process losses, and higher levels of manufacturing spending. Offsetting this decrease was an improvement in gross margin in the highway marking products business to 42.2% from 38.5% last year, due to better pricing and higher volume, partially offset by higher process losses and manufacturing spending.

Selling, general and administrative expenses, as a percentage of sales, increased to 19.0% from 18.1% last year. In the Brite-Line highway marking products business, selling, general and administrative expenses increased to 22.7% of sales from 15.0% last year. The major factor was an increase in professional fees for patent litigation, as well as higher freight and salaries and benefits, partially offset by lower sample and travel expenses.
Professional fees increased at Brite-Line $414,000 from last year. In Plymouth's tape business, selling, general and administrative expenses decreased to 18.0% of sales from 18.7% last year. The major factors were lower professional fees and outside warehouse charges, partially offset by higher salaries and benefits, freight, commissions, and advertising.

The second quarter of 1999 also included an insurance settlement with one of Plymouth's previous liability insurance carriers. Under the terms of the agreement, the insurance carrier made a one-time cash payment of $1,750,000, in exchange for a release of all past, present and future environmental claims. The cash payment was recorded as operating income.

Interest expense increased $89,000 from last year. The major factor was increased long-term borrowings (average monthly balance of $15,224,000 in 1999 compared to $12,074,000 in 1998), to finance the capital investment program supporting Plymouth's tape business. In addition, there were higher balances on the revolving line of credit to finance operations and some capital improvements.

As a result of the above factors, income before tax increased 72%, to $3,080,000, from $1,796,000 last year, and net income increased 71%, to $1,843,000, from $1,080,000 last year.













Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    (Continued)


Year 2000

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a data field may be unable to process accurately certain date-based information at or after the year 2000. This is
commonly referred to as the "Year 2000 issue."   The Company has assembled a
task force to oversee the entire Year 2000 project, which includes the Company's domestic and foreign tape business and Brite-Line, for both information technology ("IT") and non-IT systems. The Company believes that its greatest potential risks are associated with its IT systems and non-IT systems embedded in its operations and infrastructure. The task force has identified five phases of the Year 2000 compliance process for the Company's IT and non-IT systems. These phases are 1) issue identification, 2) assessment, 3) development of remediation plans, 4) implementation and testing and 5) contingency planning. The first three phases have been completed as planned, and parts of phase four have been completed.

With respect to IT systems, the Company's strategy is to upgrade its mission critical main information systems hardware and software and other support software, and to replace a group of manufacturing support software. Regarding the upgrade of the main information systems hardware and software and other support software, the implementation and testing phase was 100% complete as of April, 1999. Regarding the replacement of a group of manufacturing support software, the Company is in the implementation and testing phase, which is 80% complete. Completion of the implementation and testing phase for this group of manufacturing support software is targeted for completion by August, 1999.

With respect to non-IT systems, the implementation phase is 90% complete. Large and critical suppliers were selected for compliance confirmation; to date 90% of the responses have been received and no critical problems have been identified. The Company will continue to follow up with vendors yet to respond satisfactorily or at all to its inquiries or with certain critical vendors who may not yet have corrected and tested their mission critical systems. Separately, the Company also is actively seeking information and assurances of a more technical nature from certain vendors regarding the compliance status of specific manufacturing and information processing equipment. In addition to confirming compliance directly with suppliers and vendors, the Company expects to perform its own testing of certain purchased equipment and information processing equipment for compliance. One manufacturing control device is not Year 2000 compatible and is being replaced by the end of October; however, management believes this device is not a critical component to operating in the Year 2000. The Company is monitoring the status of Year 2000 compliance of its most significant customers through direct contact, written confirmation, and by reviewing publicly available information. The Company cannot provide assurance that the Year 2000 compliance plans of its vendors and customers will be successfully completed in a timely manner.

The Company developed a preliminary contingency plan for both IT and non-IT systems, as appropriate. Possible contingency plans include building additional raw material, and finished goods safety inventories in case of vendor supply or power interruptions, using alternate suppliers, outsourcing to third parties, utilizing alternative software, and reverting to manual processing
of information.   Contingency plans will continue to be reassessed and refined as additional information becomes available.

Costs incurred to date for Year 2000 have totaled approximately $450,000 and have been expensed as incurred. The Company currently estimates that total costs will approximate $600,000, including internal employee costs and costs of external consultants, and it currently plans to be able to fund the costs through operating cash flows. The Company does not expect a material adverse impact of such costs on its long-term results of operations, liquidity or financial position.


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

Impact of Accounting Pronouncements

In June, 1997, the Financial Accounting Standards Board issued FAS 131 - Disclosures about Segments of an Enterprise and Related Information. FAS 131 requires the reporting of selected segment information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The Company is required to disclose profit/loss, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. FAS 131 is effective for the Company for the fiscal year ended December 3, 1999, and quarterly beginning in fiscal 2000, including the restatement of prior periods reported consistent with this pronouncement, if practicable. The Company expects to have two reportable segments, the tape business and the highway marking products business.

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


Item 2.    Changes in Securities
           ---------------------

           None


Item 3.   Defaults upon Senior Securities
          -------------------------------

          Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders
          --------------------------------------------------

          The Company's Annual Meeting was held on April 23, 1999.

          The following members were elected to the Company's Board of Directors to hold office for the ensuing three-year term:

              Nominees                       In Favor       Opposed

         Jane H. Guy, Melvin L. Keating and
           James M. Oates                     742,752          30

         The results on the voting of the following additional item were as follows:

         The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the next fiscal year:

                     In Favor     Opposed     Abstain          No Vote

                      742,557       -0-          225              -0-

Item  5. Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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








                                      Plymouth Rubber Company, Inc.
                                      -----------------------------
                                               (Registrant)




                                         /s/Joseph J. Berns
                                      -------------------------------
                                            Joseph J. Berns
                                          Vice President - Finance




Date:      July  12, 1999
      ------------------------























                         PLYMOUTH RUBBER COMPANY, INC.
                               INDEX TO EXHIBITS


Exhibit
  No.        Description
-------      ------------

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

(4)(xii) Public Deed which contains the loan guaranteed by mortgage and granted between Plymouth Rubber Europa, S.A. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit (4) (xviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997.

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

(4)(xviii) Amendments to Loan and Security Agreement between Plymouth Rubber
           Company, Inc., and LaSalle National Bank dated July 15, 1998 and February 18, 1999 - incorporated by reference to Exhibit (4)(xviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 1999.

(4)(xix) Amendment to Loan and Security Agreement between Brite-Line Technologies, Inc., and LaSalle National Bank dated February 18, 1999 - incorporated by reference to Exhibit (4)(xix) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 1999.

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


                         PLYMOUTH RUBBER COMPANY, INC.
                                INDEX TO EXHIBITS

                                     (Continued)


Exhibit
  No.      Description
-------    ------------

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

(16)       Not  Applicable.

(18)       Not  Applicable.

(19)       Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)       Not Applicable.

(23)       Not Applicable.

(24)       Not Applicable.

(27)       Financial data schedule for the six months ended May 28, 1999.

(28)       Not Applicable.

(29)       Not Applicable.

