Form 10-Q
period 1999-08-27
PLYMOUTH RUBBER CO INC
filed 1999-10-13
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549


				  FORM 10-Q


	      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
		      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended        August 27, 1999    Commission  File  Number  1-5197



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

	       Yes     X        No     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $1 -   810,586
Class B common stock, par value $1 - 1,247,914












		       PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

	  Item 1.  Condensed Financial Statements:                     Page No.

		   Condensed Consolidated Statement of Operations
		    and Retained Earnings (Deficit). . . . . . . .         2

		   Condensed Consolidated Balance Sheet. . . . . .         3

		   Condensed Consolidated Statement of Cash Flows.         4

		   Notes To Condensed Consolidated Financial
		     Statements. . . . . . . . . . . . . . . . . .        5-10

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

	      (In Thousands Except Shares and Per Share Amounts)
			       (Unaudited)


				      Third Quarter Ended    Nine Months Ended
				     ------------------------------------------
				      Aug. 27,   Aug. 28,   Aug. 27,   Aug. 28,
					1999      1998       1999        1998
				     ---------  ---------  ---------  ---------

Net Sales. . . . . . . . . . . ,     $  18,685  $  17,087  $  56,596  $  50,061
				     ---------  ---------  ---------  ---------

Cost and Expenses:
   Cost of products sold . . . .        13,515     12,859     41,072     37,470
   Selling, general and administrative   4,167      3,077     11,532      9,452
   Insurance settlement. . . . .           --         --      (1,750)       --
				     ---------  ---------  ---------  ---------
					17,682     15,936     50,854     46,922
				     ---------  ---------  ---------  ---------
Operating income . . . . . . . .         1,003      1,151      5,742      3,139
Interest expense . . . . . . . .          (493)      (496)    (1,520)    (1,347)
Other  expense . . . . . . . . .             2         (7)       (31)       (41)
				     ---------  ---------  ---------  ---------

Income  before taxes . . . . . .           512        648      4,191      1,751
Provision for income taxes . . .          (205)      (262)    (1,682)      (708)
				     ---------  ---------  ---------  ---------

Net income . . . . . . . . . . .           307        386      2,509      1,043
Retained earnings (deficit)
    at beginning of  period. . .         1,758     (1,625)      (444)    (2,282)
				     ---------  ---------  ---------  ---------

Retained earnings (deficit)
    at end of period . . . . . .    $    2,065  $  (1,239) $   2,065  $  (1,239)
				    ==========  =========  =========  =========


Per Share Data:

Basic Earnings Per Share:

Net Income . . . . . . . . . . .     $     .15  $     .19  $    1.21  $     .50
				     =========  =========  =========  =========

Weighted average number of
  shares outstanding . . . . . .     2,060,600  2,079,825  2,071,333  2,069,544
				     =========  =========  =========  =========


Diluted Earnings Per Share:

Net Income.. . . . . . . . . . .     $     .14  $     .17  $    1.14  $     .47
				     =========  =========  =========  =========

Weighted average number of
  shares outstanding . . . . . .     2,201,679  2,227,070  2,202,604  2,196,757
				     =========  =========  =========  =========



	See Accompanying Notes to Condensed Consolidated Financial Statements


			     PLYMOUTH RUBBER COMPANY, INC.
			 CONDENSED CONSOLIDATED BALANCE SHEET
				      (In Thousands)

					    Aug. 27,            Nov. 27,
					      1999                1998
					   ---------           ---------
					  (Unaudited)
ASSETS
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . .         $    339             $     54
Accounts receivable. . . . . . . .           13,651               13,077
Allowance for doubtful accounts. .             (417)                (544)

Inventories:
    Raw materials. . . . . . . . .            4,162                3,800
    Work in process. . . . . . . .            1,667                1,968
    Finished goods . . . . . . . .            7,603                5,202
					   --------             --------
					     13,432               10,970
					   --------             --------
Deferred tax assets, net . . . . .            1,542                1,542
Prepaid expenses and other current
  assets . . . . . . . . . . . . .              786                  908
					   --------             --------
    Total current assets . . . . .           29,333               26,007
					   --------             --------

PLANT ASSETS:
Plant assets . . . . . . . . . . .           42,281               39,384
Less:   Accumulated depreciation .           19,447               17,821
					   --------             --------
    Total plant assets, net. . . .           22,834               21,563
					   --------             --------

OTHER ASSETS:
Deferred tax assets, net . . . . .            1,694                1,882
Other long-term assets . . . . . .            1,073                1,249
					   --------             --------
					      2,767                3,131
					   --------             --------
    TOTAL ASSETS                           $ 54,934             $ 50,701
					   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving line of credit . . . . .         $ 10,485             $ 10,117
Trade accounts payable . . . . . .            6,695                6,090
Accrued expenses. . . . . .  . . .            4,919                4,220
Current portion of long-term
  borrowings . . . . . . . . . . .            3,086                2,834
					   --------             --------
    Total current liabilities                25,185               23,261
					   --------             --------

LONG-TERM LIABILITIES:
Borrowings . . . . . . . . . . . .           12,056               11,527
Pension obligation . . . . . . . .            2,438                2,849
Other .  . . . . . . . . . . . . .            2,457                2,543
					   --------             --------
    Total long-term liabilities              16,951               16,919
					   --------             --------

STOCKHOLDERS' EQUITY
Preferred stock  . . . . . . . . .              --                   --
Class A  voting common stock . . .              810                  810
Class B non-voting common stock  .            1,279                1,275
Paid in capital. . . . . . . . . .            9,082                9,077
Retained earnings (deficit). . . .            2,065                 (444)
Accumulated other comprehensive
  income (loss). . . . . . . . . .             (146)                 (69)
Deferred compensation. . . . . . .              (85)                (114)
					   --------             --------
					     13,005               10,535
Less: Treasury stock at cost . . .             (207)                 (14)
					   --------            ---------
					     12,798               10,521
					   --------            ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $ 54,934            $  50,701
					   --------            ---------

   See Accompanying Notes to Condensed Consolidated Financial Statements

			   PLYMOUTH RUBBER COMPANY, INC.
		 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
		       (In Thousands)          (Unaudited)


							Nine Months Ended
						      ----------------------
						      Aug. 27,      Aug. 28,
							1999          1998
						      --------      --------

Cash flows relating to operating activities:
    Net Income  .. . . . . . . . . . . . . . . .      $  2,509      $  1,043
      Adjustments to reconcile net income  to
	 net cash provided by (used in)operating
	 activities:
	    Depreciation and amortization . . . .        1,849         1,401
	    Amortization of deferred compensation           29            28
      Changes in assets and liabilities:
	    Accounts receivable . . . . . . . . .         (840)       (1,481)
	    Inventory . . . . . . . . . . . . . .       (2,523)       (1,335)
	    Prepaid expenses. . . . . . . . . . .          121           262
	    Other assets. . . . . . . . . . . . .           29            (9)
	    Accounts payable. . . . . . . . . . .          656           301
	    Accrued expenses  . . . . . . . . . .          955           966
	    Pension obligation. . . . . . . . . .         (411)         (313)
	    Product warranties. . . . . . . . . .           --          (140)
	    Other liabilities . . . . . . . . . .          (86)           51
						      --------      --------
Net cash provided by operating activities                2,288           774
						      --------      --------

Cash flows relating to investing activities:
    Capital expenditures . . . . . . . . . . . . .      (3,208)       (4,726)
    Sale/leaseback of plant assets . . . . . . . .         153           569
						      --------      --------
Net cash used in investing activities                   (3,055)       (4,157)
						      --------      --------

Cash flows relating to financing activities:
    Net increase in revolving line of credit . . .         428         2,204
    Proceeds from term loan. . . . . . . . . . . .       2,618         4,687
    Payments of term loan. . . . . . . . . . . . .      (1,366)       (3,239)
    Payments on capital leases . . . . . . . . . .        (454)         (297)
    Treasury stock purchase. . . . . . . . . . . .        (193)          (11)
    Proceeds from issuance of common stock . . . .           9            44
						      --------      --------
Net cash provided by financing activities                1,042         3,388
						      --------      --------

Effect of exchange rates on cash . . . . . . . . .          10             7
						      --------      --------
Net change in cash . . . . . . . . . . . . . . . .         285            12
Cash at the beginning of the period. . . . . . . .          54            12
						      --------      --------
Cash at the end of the period. . . . . . . . . . .    $    339      $     24
						      ========      ========

Supplemental Disclosure of Cash Flow Information


Cash paid for interest. . . . . . . . .  . . . . .    $  1,519      $  1,371
						      ========      ========
Cash paid for income taxes . . . . . . . . . . . .    $    484      $    103
						      ========      ========



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

(2) The Company's subsidiary, Brite-Line Technologies, Inc., is both a defendant and a counterclaim plaintiff in a patent infringement lawsuit which was initiated in 1998 in federal district court in Minnesota. The suit involves contrasting claims by Brite-Line and the plaintiff (a competitor of Brite-Line in the highway marking tapes business), that the other party has committed patent infringement with respect to specialty retroreflective pavement marking tapes containing raised wedges/protrusions. The particular Brite-Line products in question, which were recently introduced to the market, are sold under the Deltaline trademark. Brite-Line believes, upon advice of counsel, that it has not infringed the plaintiff's patents. Brite-Line is vigorously defending against the plaintiff's claims and is pursuing with equal vigor, its own patent infringement claims against the plaintiff. Discovery recently concluded, and the case now is in the post-discovery motion stage. Although it is not possible at this time to reasonably estimate the dollar amount, if any, that either party ultimately may recover from the other, the plaintiff's sales of its challenged products have significantly exceeded Plymouth's sales of Deltaline products.

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

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned shares," the Company recently has been contributing approximately 2.05% toward the performing PRP group's expenses. Based upon the investigations and remedial actions conducted at the Site to date, including the recently completed phytoremediation study, it is presently estimated that the total cost of the cleanup at the Site will range from approximately $25 million to $50 million. In the accompanying consolidated financial statements as of August 27, 1999, management has accrued $484,000 as a reserve in this matter (which is net of approximately $242,000 in payments made to date by the Company).






		       PLYMOUTH RUBBER COMPANY, INC.

	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			     (Unaudited) (Continued)


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

In January, 1997 the Company received a Chapter 21E Notice of Responsibility from DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. DEP contends that an independent disposal firm allegedly hired by the Company and other PRP's, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRP's. A group of PRP's, including the Company,

			  PLYMOUTH RUBBER COMPANY, INC.

	       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			     (Unaudited) (Continued)


has retained an LSP to conduct subsurface investigations at both sites.   The
LSP recently completed Limited Subsurface Investigations at both sites. At the Freetown site, no reportable contamination was found either in soil or groundwater, and the LSP has recommended that DEP close the site out. At the Dartmouth site, no reportable contamination was found in soil, while reportable, but lower than historical levels of contaminants were found in groundwater.
The LSP's investigation at the Dartmouth site further indicates that there may be an upgradient off-site source of contaminants that is impacting the site, and recommends further investigation into that possibility. While the results of the Limited Subsurface Investigations at these sites are relatively encouraging, until additional data is gathered, it is not possible to reasonably estimate the costs of any further investigation or cleanup that may be required at either or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been accrued in the accompanying financial statements with respect to these two sites.

(3) The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

				      Third Quarter Ended August 27, 1999
				 -------------------------------------------
				   Income            Shares       Per Share
				 (Numerator)     (Denominator)      Amount
				 ----------       -----------      ---------
Basic EPS
 Income available to common
  stockholders                   $ 307,000         2,060,600       $     .15
								   =========

 Effect of Dilutive Security (A)
  options                              --            141,079
				 ---------         ---------

Diluted EPS
 Income available to common
  stockholders and assumed
   conversions                   $ 307,000         2,201,679       $     .14
				 =========         =========       =========



				      Third Quarter Ended August 28, 1998
				 -------------------------------------------
				   Income            Shares       Per Share
				 (Numerator)     (Denominator)      Amount
				 ----------       -----------      ---------
Basic EPS
 Income available to common
  stockholders                   $ 386,000         2,079,825       $     .19
								   =========
 Effect of Dilutive Security (A)
  options                              --            147,245

				 ---------         ---------
Diluted EPS
 Income available to common
  stockholders and assumed
   conversions                   $ 386,000         2,227,070       $     .17
				 =========         =========       =========


(A) Options for 142,625 and 96,425 shares of common stock were outstanding at August 27, 1999 and August 28, 1998, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive.

		       PLYMOUTH RUBBER COMPANY, INC.

	    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				 (Unaudited) (Continued)


				      Nine Months Ended August 27, 1999
				 ------------------------------------------
				   Income            Shares       Per Share
				 (Numerator)     (Denominator)      Amount
				 -----------      -----------      ---------


Basic EPS
 Income available to common
  stockholders                   $ 2,509,000       2,071,333       $    1.21
								   =========

 Effect of Dilutive Security (B)
  options                                --          131,271
				 -----------       ---------

Diluted EPS
 Income available to common
  stockholders and assumed
   conversions                   $ 2,509,000       2,202,604       $    1.14
				 ===========       =========       =========


				      Nine Months Ended August 28, 1998
				 -------------------------------------------
				   Income            Shares       Per Share
				 (Numerator)     (Denominator)      Amount
				 -----------      -----------      ---------

Basic EPS
 Income available to common
  stockholders                   $ 1,043,000       2,069,544       $     .50
								   =========
 Effect of Dilutive Security (B)
  options                                --          127,213
				 -----------       ---------

Diluted EPS
 Income available to common
  stockholders and assumed
   conversions                   $ 1,043,000       2,196,757       $     .47
				 ===========       =========       =========

(B) Options for 192,250 and 182,733 shares of common stock were outstanding at August 27, 1999 and August 28, 1998, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive.














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

The following table presents comprehensive income for the quarters ended August 27, 1999 and August 28, 1998.
						       Aug. 27,      Aug. 28,
							1999           1998
						      ---------      ---------

Net income . . . . . . . . . . . . . . . . . . . .    $   307        $    386
Other comprehensive income (loss):
     Foreign currency translation adjustments. . .          1              (6)
						      -------        --------
Comprehensive income (loss)                           $   308        $    380
						      =======        ========

The following table presents comprehensive income for the nine months ended August 27, 1999 and August 28, 1998.
							 Nine Months Ended
						      -----------------------
						      Aug. 27,       Aug. 28,
							1999           1998
						      --------       --------

Net income . . . . . . . . . . . . . . . . . . . .    $  2,509       $  1,043
Other comprehensive income (loss):
     Foreign currency translation adjustments. . .         (77)           (18)
						      --------       --------
Comprehensive income (loss)                           $  2,432       $  1,025
						      ========       ========


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

(6) On June 30 1999, the Company entered into a new loan agreement in the amount of $868,000 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment.











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


	      First Nine Months, 1999, Compared with First Nine Months, 1998

Sales increased 13% in the first nine months of 1999 to $56,596,000 from $50,061,000 in the previous year. Sales in Plymouth's tape business increased 12%, to $48,406,000 from $43,328,000 last year, as increased capacity from the new calender and coating line allowed the Company to better meet customer demand. Sales in the automotive tape market increased 21% from last year, as automotive demand continues to be strong, while sales in the electrical and other tape markets decreased 2% from last year. Sales in the Brite-Line highway marking products business increased $1,457,000, or 22%, from last year.

Gross margin increased to 27.4% from 25.2% last year. Gross margin in Plymouth's tape business increased to 26.3% from 24.3% last year. The major factor in the improvement was higher production volume in the Canton operations to meet increased sales demand, reduce backlog, and build inventories. This was partially offset by one-time process losses, higher levels of manufacturing spending, and higher raw material purchase prices. Gross margin in the highway marking products business increased to 33.8% from 30.4% last year. This was due to better pricing and higher volume, partially offset by higher manufacturing spending and raw material usage.

Selling, general and administrative expenses, as a percentage of sales, increased to 20.4% from 18.9% last year. In the Brite-Line highway marking products business, selling, general and administrative expenses increased to 31.6% of sales from 18.7% last year. The major factor was an increase in professional fees for patent litigation, as well as higher freight and salaries and benefits. Professional fees at Brite-Line increased $1,078,000 from last year. In Plymouth's tape business, selling, general and administrative expenses decreased to 18.5% of sales from 18.9% last year. The major factors were lower expenses, as a percentage of sales, in professional fees, bad debt expense, and outside warehouse charges, partially offset by higher salaries and benefits.

The first nine months of 1999 also included an insurance settlement with one of Plymouth's previous liability insurance carriers. Under the terms of the agreement, the insurance carrier made a one-time cash payment of $1,750,000, in exchange for a release of all past, present, and future environmental claims. The cash payment was recorded as operating income.

Interest expense increased $173,000 from last year. The major factor was increased long-term borrowings (average monthly long-term borrowings of $14,896,000 in 1999 compared to $12,317,000 in 1998), to finance the capital investment program supporting Plymouth's tape business. In addition, there were higher balances on the revolving line of credit to finance operations and some capital improvements, partially offset by lower interest rates on the revolving line of credit and the real estate term loan, as a result of a new loan agreement with Plymouth's primary lender, effective June 2, 1999.

As a result of the above factors, income before tax increased 139% to $4,191,000 from $1,751,000 last year, and net income increased 141% to $2,509,000 from $1,043,000 last year. Excluding the one-time insurance settlement, income before tax increased 39% and net income increased 40%, assuming a 40% tax rate.

Liquidity

The Company generated $2,288,000 of operating cash flows during the first half of 1999. The operating cash flow was comprised of net income of $2,509,000, depreciation of $1,849,000, an increase in accounts payable and accrued expenses of $1,611,000, and other operating cash inflows, which was offset by an $840,000 increase in accounts receivable, due to higher sales volume, and a $2,523,000 increase in inventory, to better respond to customer demand in


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


	       First Nine Months, 1999, Compared with First Nine Months, 1998

				    (Continued)


Plymouth's tape business, and to support higher levels of activity in the highway marking products business. During 1999, in addition to the cash provided by operating activities, the Company used $428,000 from its revolving line of credit and $2,618,000 from additional term borrowings to finance capital expenditures of $3,208,000, and make payments of term debt and capital leases of $1,820,000.

As of August 27, 1999, the Company had $3.5 million of unused borrowing capacity under its $18,000,000 line of credit with its primary lender, after consideration of collateral limitations and a letter of credit related to a guarantee of 80 million pesetas (approximately $0.6 million) on a term loan
agreement with a Spanish bank syndicate.   On February 19, 1999, the Company
had amended its revolving line of credit and real estate loan with its primary lender to increase the maximum borrowing capacity from $15,000,000 to $18,000,000, effective June 2, 1999.

In the opinion of management, anticipated cash flow from operations, unused capacity under existing borrowing agreements, and additional funds generated from capital equipment lines of credit, term loans, and/or capital equipment leases, will provide sufficient funds to meet expected needs during fiscal 1999, including necessary working capital expansion to support anticipated revenue growth and investments in capital equipment, and to service its
indebtedness.   Although management expects to be able to accomplish its
plans, there is no assurance that it will be able to do so. Failure to accomplish these plans could have had an adverse impact on the Company's liquidity and financial position.















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	       Third Quarter, 1999, Compared with Third Quarter, 1998

Sales increased 9% in the third quarter of 1999 to $18,685,000 from $17,087,000 in the same quarter last year. Sales increased $1,712,000, or 12%, in Plymouth's tape business as increased capacity from the new calender and
coating line allowed the Company to better meet customer demand.   Sales
increased 32% in the automotive tape market, because of strong automotive demand, and the effects of the General Motors strike on the third quarter of
last year.   Sales in the electrical and other tape markets decreased 10%
from last year, primarily as a result of lower international demand. Sales decreased $114,000, or 3%, in the Brite-Line highway marking products business.

Gross margin increased to 27.7% from 24.7% last year. Gross margin in Plymouth's tape business increased to 26.4% from 23.4% last year. The major factor contributing to the increase was higher production volume in the Canton operations to meet increased sales demand and to build inventory. This was partially offset by higher levels of manufacturing spending and higher raw material purchase prices. Gross margin in the highway marking products business increased to 33.9% from 30.6% last year, due to better pricing, partially offset by higher manufacturing spending and raw material usage.

Selling, general and administrative expenses, as a percentage of sales, increased to 22.3% from 18.0% last year. In the Brite-Line highway marking products business, selling, general and administrative expenses increased to 40.1% of sales from 16.5% last year. The major factor was an increase in professional fees for patent litigation, as well as salaries and benefits, freight, and travel expenses. Professional fees at Brite-Line increased approximately $650,000 from last year. In Plymouth's tape business, selling, general and administrative expenses increased to 18.7% of sales from 18.4% last year. The major factor was higher outside warehouse charges.

Interest expense was approximately level with last year. The major factors were lower interest rates on the revolving line of credit and real estate term loan, offset by increased balances on the revolving line of credit, and increased long-term borrowings (average monthly balance of $15,047,000 in 1999 compared to $13,091,000 in 1998), to finance the capital investment program supporting Plymouth's tape business.

As a result of the above factors, income before tax decreased 21%, to $512,000, from $648,000 last year, and net income decreased 20%, to $307,000, from $386,000 last year.



















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

				       (Continued)

Year 2000

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a data field may be unable to process accurately certain date-based information at or after the year 2000. This is
commonly referred to as the "Year 2000 issue."   The Company has assembled a
task force to oversee the entire Year 2000 project, which includes the Company's domestic and foreign tape business and Brite-Line, for both information technology ("IT") and non-IT systems. The Company believes that its greatest potential risks are associated with its IT systems and non-IT systems embedded in its operations and infrastructure. The task force has identified five phases of the Year 2000 compliance process for the Company's
IT and non-IT systems.  These phases are 1) issue identification, 2) assessment,
3) development of remediation plans, 4) implementation and testing and 5) contingency planning. The first three phases, and parts of phase four, have been completed.

With respect to IT systems, the Company's strategy is to upgrade its mission critical main information systems hardware and software and other support software, and to replace a group of manufacturing support software. Regarding the upgrade of the main information systems hardware and software and other support software, the implementation and testing phase was 100% complete as of April, 1999. Regarding the replacement of a group of manufacturing support software, the implementation and testing phase was 100% complete as of October 1999.

With respect to non-IT systems, the implementation phase is 90% complete. Large and critical suppliers were selected for compliance confirmation; to date 90% of the responses have been received and no critical problems have been identified. The Company will continue to follow up with vendors yet to respond satisfactorily or at all to its inquiries or with certain critical vendors who may not yet have corrected and tested their mission critical systems. Separately, the Company also is actively seeking information and assurances of a more technical nature from certain vendors regarding the compliance status of specific manufacturing and information processing equipment. In addition to confirming compliance directly with suppliers and vendors, the Company expects to perform its own testing of certain purchased equipment and information processing equipment for compliance. One manufacturing control device is not Year 2000 compatible and is being replaced during November, 1999; however, management believes this replacement is not a critical component to operating in the Year 2000. The Company is monitoring the status of Year 2000 compliance of its most significant customers through direct contact, written confirmation, and by reviewing publicly available information. The Company cannot provide assurance that the Year 2000 compliance plans of its vendors and customers will be successfully completed in a timely manner.

The Company has developed a contingency plan for both IT and non-IT systems, as appropriate. The contingency plan includes building additional inventories in case of vendor supply or power interruptions, using alternate suppliers, outsourcing to third parties, utilizing alternative software, and reverting
to manual processing of information.   Contingency plans will continue to be
reassessed and refined as additional information becomes available.

Costs incurred to date for Year 2000 have totaled approximately $550,000 and have been expensed as incurred. The Company currently estimates that total costs will approximate $650,000, including internal employee costs and costs of external consultants, and it currently plans to be able to fund the costs through operating cash flows. The Company does not expect a material adverse impact of such costs on its long-term results of operations, liquidity or financial position.





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

In June, 1998, the Financial Accounting Standards Board issued FAS 133 -
Accounting for Derivative Instruments and Hedging Activities.   FAS 133 will
require the Company to record derivative instruments, such as foreign currency hedges, on the Consolidated Balance Sheet as assets or liabilities,
measured at fair value.   Currently, the Company treats such instruments as
off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

			       (Continued)


standard. In June, 1999, the Financial Accounting Standards Board issued FAS 137 -Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133. FAS 137 changed the effective date for implementation of FAS 133. FAS 133 will be effective for the Company on December 2, 2000, the beginning of fiscal year 2001. The Company currently does not expect the impact of adopting FAS 133 to be material.


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








					Plymouth Rubber Company, Inc.
				      --------------------------------
						 (Registrant)





					      /s/ Joseph J. Berns
					     -------------------------
						  Joseph J. Berns
					      Vice President - Finance




Date:   October 12, 1999
     -----------------------























			  PLYMOUTH RUBBER COMPANY, INC.
				INDEX TO EXHIBITS


Exhibit
  No.       Description
-------    -------------

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



		      PLYMOUTH RUBBER COMPANY, INC.
			    INDEX TO EXHIBITS

				(Continued)


Exhibit
  No.      Description
--------   ------------

(4)(xi) Continuing Unconditional Guaranty between Plymouth Rubber Company, Inc. and LaSalle National Bank dated March 20, 1997 -- incorporated by reference to Exhibit (4)(xvii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997.

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

(4)(xiv) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 3, 1997 -- incorporated by reference to Exhibit (4)(xiv) to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

(4)(xv) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated April 13, 1998 -- incorporated by reference to Exhibit (4)(xv) to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

(4)(xvi) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 12, 1998 -- incorporated by reference to Exhibit (4)(xvi) to the Company's report on Form 10-K for the year ended November 27, 1998.

(4)(xvii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 25, 1998 -- incorporated by reference to Exhibit (4)(xvii) to the Company's report on Form 10-K for the year ended November 27, 1998.

(4)(xviii) Amendments to Loan and Security Agreement between Plymouth Rubber Company, Inc., and LaSalle National Bank dated July 15, 1998 and February 18, 1999 -- incorporated by reference to Exhibit (4)(xviii) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 1999.

(4)(xix) Amendment to Loan and Security Agreement between Brite-Line Technologies, Inc., and LaSalle National Bank dated February 18, 1999 -- incorporated by reference to Exhibit (4)(xix) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 1999.

(4)(xx) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated June 29, 1999.

(9)(i) Voting Trust Agreement, as amended, relating to certain shares of Company's common stock -- incorporated by reference to Exhibit (9) of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.


			 PLYMOUTH RUBBER COMPANY, INC.
			      INDEX TO EXHIBITS

				   (Continued)

Exhibit
  No.       Description
--------   -------------

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

(16)     Not  Applicable.

(18)     Not  Applicable.

(19)     Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)     Not  Applicable.

(23)     Not Applicable.

(24)     Not  Applicable.

(27)     Financial data schedule for the nine months ended August 27, 1999.

(28)     Not Applicable.

(29)     Not Applicable.



