Form 10-K
period 1999-12-03
PLYMOUTH RUBBER CO INC
filed 2000-03-02
CIK 79225

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:                         Commission File Number
          December 3, 1999                                      1-5197

                         PLYMOUTH RUBBER COMPANY, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

               Massachusetts                                     04-1733970
               -------------                                     ----------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)


104 Revere Street, Canton, Massachusetts                           02021
----------------------------------------                           -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:            (781) 828-0220

Securities registered pursuant to Section 12(b)       Name of each exchange on
       of the Act: Title of each class                     Which registered
-----------------------------------------------       ------------------------
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

            Yes  X                   No
                ---
      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 504 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.       X

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at January 25, 2000, was approximately $2,025,000.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

            Class A common stock, par value $1 . . . . .   810,586
            Class B common stock, par value $1 . . . . . 1,241,104

      Documents incorporated by reference:
      Portions of the registrant's definitive Proxy Statement to be dated on or about March 28, 2000 (the "Proxy Statement") are incorporated by reference in
Part III of this Report. Other documents incorporated by reference in this report are listed in the Index to Exhibits.

===============================================================================

                          PLYMOUTH RUBBER COMPANY, INC.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Plymouth Rubber Company, Inc. and its subsidiaries primarily operate through the following two business segments: Plymouth Tapes and Brite-Line Technologies. Management has determined these to be Plymouth Rubber Company's business segments, based upon its process of reviewing and assessing Company performance, and allocating resources. Plymouth Tapes manufactures plastic and rubber products, including automotive, electrical, and industrial tapes. These products are sold either through sales personnel employed by the Company and/or through distributors and/or commissioned sales representatives. Brite-Line Technologies manufactures and supplies rubber and plastic highway marking and safety products, sold through sales personnel employed by the Company.

On October 4, 1996, the Company acquired certain assets of Brite-Line Industries, Inc. Brite-Line Technologies, Inc. ("Brite-Line") produces and markets rubber and plastic based highway marking tapes from its Denver, Colorado facility. On January 3, 1997, Plymouth Rubber Europa, S.A., a wholly-owned subsidiary of the Company, acquired 100% of the outstanding shares of Cintas Adhesivas Nunez, S.A., a privately owned company located in Porrino, Spain. Plymouth Rubber Europa, S.A. produces and markets vinyl and textile based tapes from its facility in Porrino, Spain, as part of the Plymouth Tapes segment.

The Company purchases raw materials from a variety of industry sources. Principal raw materials include resins, plasticizers, synthetic and natural rubber, and textiles. There are a number of alternate suppliers of materials. The primary sources of natural rubber are domestic suppliers with operations in Southeast Asia; in addition, textiles are acquired from both domestic and foreign suppliers. While temporary shortages of raw materials may occur occasionally, these items are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions, as well as to the direct or indirect effect of United States government regulations. The impact of any future raw material shortages on the Company as a whole cannot be accurately predicted. Operations and products may at times be adversely affected by legislation, shortages, or international or domestic events; however, at this time, management is not aware of any legislation, shortage, or events which will materially affect the Company's business.

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

The markets served by the Company are highly competitive. Competition comprises a number of domestic and foreign companies, some of which have larger sales organizations and substantially greater resources than the Company. In general, the Company regards itself as having an average competitive position in the industry, although, based on available market information, it is believed that the Company is a significant factor in, and has captured significant shares of the markets for friction, rubber and vinyl tape products. The estimated number of competitors varies from market to market. The Company relies upon product design, product quality, price and service to maintain its competitive position in the markets served and no single product accounts for a predominant amount of the Company's total sales volume. Since 1988, the Company has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of the Delphi Packard Electric Division ("PED") of General Motors and its successor corporation, Delphi Automotive Systems Corporation ("Delphi") which was spun off from General Motors as of May 1999, and has also supplied part of PED's and Delphi's tape requirements for Europe and South America. In 1995, the Company was awarded a three-year agreement, which was extended through December, 1999, to supply PVC (vinyl) harness tapes to PED. In 2000, the Company signed a new contract with Delphi to supply PVC and some textile tapes until 2005. Delphi accounted for approximately 32%, 29% and 33% of the Company's net sales in 1999, 1998 and 1997, respectively. As Delphi constitutes a significant percentage of the Company's sales, loss of the business would have a material adverse effect on the Company. The Company is diversifying its automotive tapes business by adding new customers in the United States and abroad, and by developing new tapes for harnessing, as well as other products for other markets. The following table sets forth information with regard to competition in the worldwide markets from which the Company derives its largest volume of sales:

                             ESTIMATED NO. OF           DOMINANT OR
      MARKET                   COMPETITORS           MAJOR COMPETITORS
      ------                   -----------           -----------------

      Electrical Tapes              15                       3M
      Automotive Tapes           Numerous                   None
      Industrial Tapes & Films   Numerous                   None
      Highway Marking Tapes          6                       3M

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

With the exception of Plymouth Rubber Europa, S.A., (see Note 3 of the Notes to Consolidated Financial Statements) the Company has no manufacturing operations in foreign countries; products sold to foreign customers are either exported from the United States or shipped from inventories maintained in foreign countries. Sales and purchases are largely performed in U.S. dollars. Certain sales and purchases are performed in foreign currencies.

The Company employs approximately 475 people.

ITEM 2.  PROPERTIES

Substantially all of the Company's manufacturing, administrative and principal sales facilities are owned and are located in Canton, Massachusetts. These facilities comprise approximately 500,000 square feet. Plymouth Rubber Europa, S.A., owns an 11,000 square foot facility in Porrino, Spain, and Brite-Line Technologies, Inc. leases a 50,000 square foot facility in Denver, Colorado.

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

ITEM 3.   LEGAL PROCEEDINGS

ENVIRONMENTAL

Claims under CERCLA

The Company has been named as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency ("EPA") in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). These CERCLA claims involve attempts by the EPA to recover the costs associated with the cleanup of two Superfund Sites in Southington, Connecticut--the Solvent Recovery Service of New England Superfund Site ("SRS Site") and the Old Southington Landfill Superfund Site ("OSL Site"). SRS was an independent and licensed solvent recycler/disposal company. The EPA asserts that SRS, after receiving and processing various hazardous substances from PRPs, shipped some resultant sludges and wastewater from the SRS Site to the OSL Site.

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned shares," the Company recently has been contributing approximately 2.05% toward the performing PRP group's expenses. Based upon the investigations and remedial actions conducted at the Site to date, including a phytoremediation study, it is presently estimated that the total cost of the cleanup at the Site will range from approximately $25 million to $50 million. In the accompanying consolidated financial statements as of December 3, 1999, management has accrued $484,000 as a reserve in this matter (which is net of approximately $242,000 in payments made to date by the Company).

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRPs (such as the Company), EPA has named a number of other PRPs who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the "SRS transshipper" PRPs' waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the Site. A Record of Decision ("ROD") was issued in September, 1994 for the first phase of the cleanup and, in December, 1997, following mediation, the Company contributed $140,180 (toward a total contribution by the "SRS transshipper" PRPs of approximately $2.5 million) in full settlement of the first phase. At present, neither the remedy for the second phase of the cleanup (groundwater) nor the allocation of the costs thereof among the PRPs has been determined. It has been estimated that the total costs of the second phase may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter.

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized soil contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP") in 1994 and 1997 respectively, and DEP issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 and RTN No. 3-15347, respectively). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the soil contamination appears to be confined to a small area and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil in the vicinity of the tanks; however, additional sampling is required. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $249,000, and that amount has been accrued in the accompanying financial statements.

In January, 1997 the Company received a Chapter 21E Notice of Responsibility from DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. DEP contends that an independent disposal firm allegedly hired by the Company and other PRP's, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately one hundred PRPs. A group of PRPs, including the Company, has retained an LSP to conduct subsurface investigations at both sites. The LSP recently completed Limited Subsurface Investigations at both sites. At the Freetown site, no reportable contamination was found either in soil or groundwater, and the LSP has recommended that DEP close the site out. At the Dartmouth site, no reportable contamination was found in soil, while reportable, but lower than historical levels of contaminants were found in groundwater. The LSP's investigation at the Dartmouth site further indicates that there may be an upgradient off-site source of contaminants that is impacting the site, and recommends further investigation into that possibility. While the results of the Limited Subsurface Investigations at these sites are relatively encouraging, until additional data is gathered, it is not possible to reasonably estimate the costs of any further investigation or cleanup that may be required at either or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been accrued in the accompanying financial statements with respect to these two sites.

OTHER LITIGATION

The Company's subsidiary, Brite-Line Technologies, Inc., was both a defendant and a counterclaim plaintiff in a patent infringement lawsuit initiated in 1998 in federal district court in Minnesota and settled in February, 2000. The suit involved contrasting claims by Brite-Line and the plaintiff (a competitor of Brite-Line in the highway marking tapes business), that the other party had committed patent infringement with respect to its specialty retroreflective pavement marking tapes containing raised wedges. The only Brite-Line products at issue in the case have generated limited sales to date that have not been material to the Company or to the Brite-Line subsidiary. After the completion of discovery and prior to trial, both parties agreed to resolve the suit amicably. Under the terms of the settlement, which required no payment of damages by either party, the parties agreed to accept certain interpretations of the plaintiff's patent claims and neither party admitted infringing the patent rights of the other. Brite-Line agreed not to manufacture or sell any product which conflicts with the plaintiff's patent claims and to discontinue its counterclaim against the plaintiff. The Company's earnings, competitive position and capital expenditures are not expected to be materially adversely affected by the settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                       EXECUTIVE OFFICERS OF THE COMPANY

                                                        Age (at last   Served
Name                 Position/Officer                    Birthday)      Since
----                 ----------------                   ------------   ------

Maurice J. Hamilburg  President and Co - Chief Executive
                        Officer and Director                 53         1987
Joseph D. Hamilburg   Chairman and Co - Chief Executive
                        Officer and Director                 51         1998
Fiore D. DiGiovine    VP - Mfg. Development                  72         1987
Alan I. Eisenberg     VP - Sales & Marketing                 49      1988 & 1986
Sheldon S. Leppo      VP - Research & Development            65         1970
Joseph J. Berns       VP - Finance and Treasurer             53         1997
Thomas L. McCarthy    VP - Manufacturing                     39         1999
David M. Kozol        Clerk and Secretary                    41         1998

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

Mr. Thomas L. McCarthy joined the Company in June, 1999. From 1997 to 1999 he served as Director of Operations of Madico, Inc. From 1992 to 1997 he served as Vice President - Operations of Venture Tape Corporation.

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

                     Class A         Class B                             Class A            Class B
                  -----------     -------------                        -------------     -------------
                  High    Low     High      Low                        High      Low     High      Low
                  ----    ---     ----      ---                        ----      ---     ----      ---
Quarter 1999                                         Quarter 1998
  First.......   6 5/8   6       6 3/8     5 3/4       First......    6 1/2     5       5 1/8     4 1/8
  Second......   7       6 1/4   6 15/16   6           Second.....    7 1/4     5 9/16  7 1/4     4 11/16
  Third.......   9       6 1/8   7 7/8     6 1/8       Third......    8 1/8     6 3/8   7 3/16    6 1/16
  Fourth......   8 5/8   6 3/4   7 3/16    6           Fourth.....    7         6       6 5/8     5 7/8

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of January 7, 2000, the approximate number of holders of each class of equity securities of the Company was:

           Title of Class                                  Number of Holders
           --------------                                  -----------------
       Class A voting common stock $1.00 par value ........       230
       Class B non-voting common stock $1.00 par value ....       280

The number of holders listed above does not include shareholders for whom shares are held in a "nominee" or "street" name.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED INCOME STATEMENT DATA:

                                                                    Years Ended
                                       -----------------------------------------------------------------------
                                          1999           1998            1997          1996            1995
                                       -----------    -----------    -----------    -----------    -----------
Net Sales                              $77,653,000    $69,041,000    $67,136,000    $57,181,000    $53,293,000
Income from operations                 $ 3,122,000    $ 1,838,000    $ 1,266,000    $ 1,872,000    $ 1,966,000
Per Share Data:
Income from operations (diluted)       $      1.42    $      0.84    $      0.58    $      0.84    $      0.88
Weighted average shares outstanding      2,198,480      2,200,406      2,174,482      2,226,008      2,244,636

SELECTED BALANCE SHEET DATA:

Total Assets                            54,915,000     50,701,000     44,064,000     34,750,000     31,482,000
Long Term Liabilities                   15,880,000     16,919,000     15,858,000     11,439,000     10,060,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

Sales increased for the ninth consecutive year, as 1999 sales at $77.7 million were up 12.5% from 1998 levels. The major contributor was Plymouth Tapes, where 1999 sales of $68.0 million were up 12.0% from 1998. Increased capacity in the Canton plant allowed the Company to meet increasing customer demand. Sales in the automotive market were particularly strong, as 1999 sales increased 19.1% from 1998 levels and accounted for most of the growth. Sales in all other markets increased 1.2%, as increases in domestic markets were mostly offset by weakness in markets outside the U.S. Brite-Line Technologies also contributed to growth, as 1999 sales of $9.7 million were up 15.7% over 1998.

Gross margin increased to 27.3% from 25.5% last year. Plymouth Tapes' gross margin increased to 26.7% from 25.6% last year. The major factor in the improvement was higher production volume in the Canton operations to meet increased sales demand and build inventories. This was partially offset by higher raw material purchase prices and higher levels of manufacturing spending. Brite-Line Technologies' gross margin increased to 31.5% from 25.0% last year, due to better pricing and higher volume, partially offset by higher manufacturing spending and raw material usage.

Selling, general and administrative expenses are incurred and recorded in both Plymouth Tapes and Brite-Line Technologies. Certain of the selling, general and administrative expenses recorded in Plymouth Tapes could be considered as incurred for the benefit of Brite-Line, but are currently not allocated to that segment. These expenses include certain management, accounting, personnel and sales services, and a limited amount of travel, insurance, directors fees and other expenses.

Selling, general and administrative expenses, as a percentage of sales, increased to 20.0% from 18.8% last year. The major source of the increase was Brite-Line Technologies, where selling, general and administrative expenses, as a percentage of sales, increased to 32.5% from 20.2% last year. The major factor was an increase in professional fees to $1,275,000 from $201,000 last year, to cover the majority of the costs associated with a patent infringement lawsuit. Salaries in Brite-Line Technologies also increased by approximately $165,000, because of higher accrued bonuses and an additional sales resource. Offsetting these increases, selling, general and administrative expenses, as a percentage of sales, in Plymouth Tapes decreased slightly to 18.3% from 18.7% last year. The major factors were improved bad debt cost and lower professional fees, offset in part by higher freight and outside warehouse costs.

Operating income for 1999 also included an insurance settlement with one of the Company's previous liability insurance carriers. Under the terms of the agreement, the insurance carrier made a one-time payment of $1,750,000, in exchange for a release of all past, present, and future environmental claims.

Interest expense increased to $2,045,000 from $1,871,000 last year. The increase occurred largely in the first half of 1999, due to increased long-term borrowings to finance capital investments, as well as higher balances on the revolving line of credit, to finance operations and some capital improvements. During the second half of 1999, interest expense was approximately level with last year. Although the average second half borrowing balances for both long-term debt and the revolving line of credit were higher in 1999 compared to last year, the interest rates applied to the revolving line of credit and the real estate portion of the long-term debt were lower in 1999 compared to last year. The lower interest rates were a result of a new loan agreement with Plymouth's primary lender, effective June 2, 1999.

As a result of the above factors, income before tax increased 96.5% to $5,362,000 from $2,728,000 last year. Excluding the one-time insurance settlement, income before tax increased 32.4%. The effective tax rate in 1999 increased to 41.8% from 32.6% last year. The major factor in the difference occurred during 1998, which benefited from investment tax credits generated by the more than $11 million of capital equipment placed in service during that year. As a result, net income increased 69.9% to $3,122,000 from $1,838,000 last year. Excluding the one-time insurance settlement, net income increased 14.4%, based upon the 1999 effective tax rate.

Cash generated from operating activities was $4.3 million in 1999, as compared to $1.9 million in 1998. The major factors contributing to cash from operating activities include net income of $3.1 million, depreciation and amortization of $2.5 million, and deferred income tax expense of $1.2 million, partially offset by a $3.6 million increase in inventory. Inventory was increased to (1) better respond to customer demand in Plymouth Tapes, (2) prepare for certain Canton plant equipment installations during the first quarter of fiscal 2000, and (3) to support higher levels of activity in Brite-Line Technologies. The operating cash flow and cash provided through additional borrowings totaling $1.2 million under the Company's revolving line of credit, $2.6 million under a capital expenditure line of credit, and $0.2 million from sale/leaseback of equipment, were used to finance capital expenditures of $5.3 million, pay off or reduce term debt and capital leases of $2.8 million, and repurchase Plymouth Rubber common stock in the amount of $0.2 million.

The U.S. dollar is the functional currency for the Company's U.S. operations. For these operations, all gains and losses from currency transactions are included in income currently. The Company operates a wholly-owned subsidiary in Spain which accounted for approximately 7.7% of the Company's revenues in fiscal 1999. The functional currency of this subsidiary is the peseta. Changes in the peseta exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. From time to time, the U.S. Company enters into purchase or sales contracts in currencies other than the U.S. dollar. The Company's practice is to hedge those transactions which are of significant size.

1998 COMPARED WITH 1997

Sales increased for the eighth consecutive year, as 1998 sales at $69 million were up 3% from 1997 levels. The major contributor was Brite-Line Technologies, where 1998 sales increased by $3.6 million from 1997, reflecting increased business from both new and existing customers. 1998 sales in Plymouth Tapes (produced in Canton, Mass., and Porrino, Spain) decreased by $1.7 million and 3%, from 1997 primarily because of capacity constraints, product mix, and because of reduced demand due to the General Motors strike.

Gross margin in 1998 increased to 25.5% from 23.8% in 1997. In Plymouth Tapes, gross margin in 1998 improved to 25.5% from 23.5% in 1997. The primary factor was lower product costs, resulting from lower purchase costs for resin and other raw materials, and lower manufacturing spending, offset in part by higher unfavorable volume variances. Gross margin in 1998 at Brite-Line Technologies decreased to 25.0% from 26.4% in 1997, reflecting higher production costs and an increase in inventory reserves, offset in part by favorable manufacturing overhead absorption from higher production levels, and by favorable product mix.

Selling, general and administrative expenses in 1998, as a percentage of sales, decreased to 18.8% from 19.1% in 1997. The major source of the decrease was Brite-Line Technologies, where selling, general and administration expenses, as a percentage of sales decreased to 20.2% from 30.2% in 1997. The major factor was the ability of Brite-Line to have a large increase in sales of 75% without adding substantially to the selling, general and administrative expenses, which had a relatively small increase of 17%. Partially offsetting these decreases, selling, general and administrative expenses, as percentage of sales in Plymouth Tapes, increased to 18.7% from 18.3% in 1997. The major contributing factors were higher accrued bonus, profit sharing, professional fees, and bad debt expense.

Interest expense in 1998, as a percentage of sales, increased to 2.7% from 2.3% in 1997. Higher interest expense resulted from an increase in current and long-term debt to $14.4 million from $12.0 million in 1997, in order to finance capital equipment purchases. In addition, the revolving line of credit increased to $10.1 million at November 27, 1998, from $8.2 million in 1997, in order to finance higher accounts receivable, resulting from a $1.2 million sales increase in the fourth quarter of 1998 from the same period in 1997, some capital equipment purchases, and a small increase in inventory.

As a result of the above factors, income before tax increased to $2.7 million in 1998 from $2.0 million in 1997. The effective tax rate in 1998 decreased to 32.6% from 36.1% in 1997, resulting from investment tax credits generated by the more than $11 million of capital equipment placed in service during the year. As a result, net income in 1998 increased 45% to $1.8 million from $1.3 million in 1997.

The Company generated $1.9 million of operating cash flow in 1998. This operating cash flow, cash provided through additional borrowings totaling $1.9 million under the Company's line of credit, a refinancing of capital equipment and a capital expenditure line of credit of $5.5 million, and the sale/leaseback of plant assets of $0.9 million, were used to pay off or reduce term debt and capital leases of $4.2 million and to finance capital expenditures of $6.0 million.

LIQUIDITY AND CAPITAL RESOURCES

During 1997, 1998, and 1999, Plymouth Rubber invested in a significant capital expansion and improvement program, for a total amount of $18.9 million, including a new calender and coating line, and associated equipment, which substantially increased its production capacity. At the end of fiscal 1996 and the beginning of 1997, the Company also invested in new subsidiaries (Brite-Line Technologies, Inc., and Plymouth Rubber Europa, S.A.), which it considers to be strategic opportunities. In connection with these investments and to support sales growth of approximately $20.5 million or 36% from 1996 to 1999, the Company has increased its debt from approximately $12.2 million in 1996 to approximately $25.4 million in 1999. The Company was in compliance with all of its financial covenants as of December 3, 1999. Based upon current projections, the Company believes it will meet these covenants during 2000.

As of December 3, 1999, the Company had approximately $3.3 million of unused borrowing capacity under its $18 million line of credit with its primary lender, after consideration of collateral limitations and the letter of credit related to a guarantee of 80 million pesetas (approximately $0.6 million) on a term loan agreement with a Spanish bank syndicate.

In the opinion of management, anticipated cash flow from operations, unused capacity under existing borrowing agreements, and additional funds generated from a capital expenditure line of credit and/or the sale/leaseback of capital equipment, will provide sufficient funds to meet expected needs during fiscal 2000, including necessary working capital expansion to support anticipated revenue growth and investments in capital equipment, and to service its indebtedness. Although management expects to be able to accomplish its plans, there is no assurance that it will be able to do so. Failure to accomplish theses plans could have an adverse impact on the Company's liquidity and financial position.

ENVIRONMENTAL PROCEEDINGS

Claims under CERCLA

The Company has been named as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency ("EPA") in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). These CERCLA claims involve attempts by the EPA to recover the costs associated with the cleanup of two Superfund Sites in Southington, Connecticut--the Solvent Recovery Service of New England Superfund Site ("SRS Site") and the Old Southington Landfill Superfund Site ("OSL Site"). SRS was an independent and licensed solvent recycler/disposal company. The EPA asserts that SRS, after receiving and processing various hazardous substances from PRPs, shipped some resultant sludges and wastewater from the SRS Site to the OSL Site.

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned shares," the Company recently has been contributing approximately 2.05% toward the performing PRP group's expenses. Based upon the investigations and remedial actions conducted at the Site to date, including a phytoremediation study, it is presently estimated that the total cost of the cleanup at the Site will range from approximately $25 million to $50 million. In the accompanying consolidated financial statements as of December 3, 1999, management has accrued $484,000 as a reserve in this matter (which is net of approximately $242,000 in payments made to date by the Company).

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRPs (such as the Company), EPA has named a number of other PRPs who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the "SRS transshipper" PRPs' waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the Site. A Record of Decision ("ROD") was issued in September, 1994 for the first phase of the cleanup and, in December, 1997, following mediation, the Company contributed $140,180 (toward a total contribution by the "SRS transshipper" PRPs of approximately $2.5 million) in full settlement of the first phase. At present, neither the remedy for the second phase of the cleanup (groundwater) nor the allocation of the costs thereof among the PRPs has been determined. It has been estimated that the total costs of the second phase may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter.

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized soil contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP") in 1994 and 1997 respectively, and DEP issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 and RTN No. 3-15347, respectively). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the soil contamination appears to be confined to a small area and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil in the vicinity of the tanks; however, additional sampling is required. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $249,000, and that amount has been accrued in the accompanying financial statements.

In January, 1997 the Company received a Chapter 21E Notice of Responsibility from DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. DEP contends that an independent disposal firm allegedly hired by the Company and other PRPs, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRPs. A group of PRPs, including the Company, has retained an LSP to conduct subsurface investigations at both sites. The LSP recently completed Limited Subsurface Investigations at both sites. At the Freetown site, no reportable contamination was found either in soil or groundwater, and the LSP has recommended that DEP close the site out. At the Dartmouth site, no reportable contamination was found in soil, while reportable, but lower than historical levels of contaminants were found in groundwater. The LSP's investigation at the Dartmouth site further indicates that there may be an upgradient off-site source of contaminants that is impacting the site, and recommends further investigation into that possibility. While the results of the Limited Subsurface Investigations at these sites are relatively encouraging, until additional data is gathered, it is not possible to reasonably estimate the costs of any further investigation or cleanup that may be required at either or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been accrued in the accompanying financial statements with respect to these two sites.

OTHER LITIGATION

The Company's subsidiary, Brite-Line Technologies, Inc., was both a defendant and a counterclaim plaintiff in a patent infringement lawsuit initiated in 1998 in federal district court in Minnesota and settled in February, 2000. The suit involved contrasting claims by Brite-Line and the plaintiff (a competitor of Brite-Line in the highway marking tapes business), that the other party had committed patent infringement with respect to its specialty retroreflective pavement marking tapes containing raised wedges. The only Brite-Line products at issue in the case have generated limited sales to date that have not been material to the Company or to the Brite-Line subsidiary. After the completion of discovery and prior to trial, both parties agreed to resolve the suit amicably. Under the terms of the settlement, which required no payment of damages by either party, the parties agreed to accept certain interpretations of the plaintiff's patent claims and neither party admitted infringing the patent rights of the other. Brite-Line agreed not to manufacture or sell any product which conflicts with the plaintiff's patent claims and to discontinue its counterclaim against the plaintiff. The Company's earnings, competitive position and capital expenditures are not expected to be materially adversely affected by the settlement.

YEAR 2000

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a data field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue." The Company assembled a task force to oversee the entire Year 2000 project, which included the Company's domestic and foreign tape business and Brite-Line, for both information technology ("IT") and non-IT systems. The Company believed that its greatest potential risks were associated with its IT systems and non-IT systems embedded in its operations and infrastructure. The task force identified five phases of the Year 2000 compliance process for the Company's IT and non-IT systems. These phases were 1) issue identification, 2) assessment, 3) development of remediation plans, 4) implementation and testing and 5) contingency planning. These five phases were completed.

With respect to IT systems, the Company's strategy was to upgrade its mission critical main information systems hardware and software and other support software, and to replace a group of manufacturing support software. Regarding the upgrade of the main information systems hardware and software and other support software, the implementation and testing phase was 100% complete as of April, 1999. Regarding the replacement of a group of manufacturing support software, the implementation and testing phase was 100% complete as of October 1999.

With respect to non-IT systems, the implementation phase was 100% complete as of December 1999. Large and critical suppliers were selected for compliance confirmation; responses were received and no critical problems were identified. Separately, the Company actively sought information and assurances of a more technical nature from certain vendors regarding the compliance status of specific manufacturing and information processing equipment. In addition to confirming compliance directly with suppliers and vendors, the Company performed its own testing of certain purchased equipment and information processing equipment for compliance. The Company monitored the status of Year 2000 compliance of its most significant customers through direct contact, written confirmation, and by reviewing publicly available information.

The Company developed a contingency plan for both IT and non-IT systems, as appropriate. The contingency plan included building additional inventories in case of vendor supply or power interruptions, using alternate suppliers, outsourcing to third parties, utilizing alternative software, and reverting to manual processing of information.

Costs incurred to date for Year 2000 have totaled approximately $660,000 and have been expensed as incurred. Costs included internal employee costs and costs of external consultants, and were funded through operating cash flows. The Company believes there was no material adverse impact of such costs on its long-term results of operations, liquidity or financial position.

If the Company had not taken any of the remedial steps detailed above, Year 2000 issues would possibly have caused significant technological problems for the Company, disrupting business, potentially resulting in increased costs and/or loss of business. At this time, no technological problems have occurred.

The worst case scenario had the Company, its customers or suppliers been unable to adequately resolve Year 2000 issues, would have included a temporary slowdown or abrupt stoppage of operations at one or more of the Company's facilities due to the failure of one or more critical processes or business systems. Such failures could have resulted in interruptions in manufacturing, safety and/or environmental systems; and/or a temporary inability to receive raw materials, ship finished products and process orders and invoices. If such or similar scenarios had occurred, they could, depending on their duration, have had a material impact on the Company's results of operations and financial position. Such theoretical consequences are of a kind and magnitude generally shared with other manufacturing companies.

At this time, no significant Year 2000 disruptions have occurred. The Company will continue to monitor its IT and non-IT systems for any possible Year 2000 issues.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued FAS 133 Accounting for Derivative Instruments and Hedging Activities. FAS 133 will require the Company to record derivative instruments, such as foreign currency hedges, on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. In June, 1999, the Financial Accounting Standards Board issued FAS 137 - Accounting for Derivative and Similar Financial Instruments and for Hedging Activities Deferral of the Effective Date of FAS 133. FAS 137 changed the effective date for implementation of FAS 133. FAS 133 will be effective for the Company on December 2, 2000, the beginning of fiscal year 2001. The Company currently does not expect the impact of adopting FAS 133 to be material.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 3, 1999, the carrying value of Company's debt totaled $25.3 million which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At December 3, 1999, the Company had fixed rate debt of $10.2 million and variable rate debt of $15.1 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $200,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $150,000, holding other variables constant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth on pages 15 to 42 herein.

ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To the extent not included in Part I hereof, the information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 3, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 3, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 3, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 3, 1999.

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)1. Financial statements filed as part of this report are listed in the index appearing on page 15.

(A)2. Financial statement schedules required as part of this report are listed in the index appearing on page 15.

(A)3. Exhibits required as part of this report are listed in the index appearing on pages 44 - 46.

(B)   None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PLYMOUTH RUBBER COMPANY, INC.
                                               (Registrant)

                                       By /s/ JOSEPH J. BERNS
                                          --------------------------------------
                                          Joseph J. Berns
                                          Vice President - Finance and Treasurer

Date:   February 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 28, 2000.

                                      President and Co-Chief Executive Officer
   /s/ MAURICE J. HAMILBURG           and Director
--------------------------------
       Maurice J. Hamilburg

                                      Chairman and Co-Chief Executive Officer
   /s/ JOSEPH D. HAMILBURG            and Director
--------------------------------
       Joseph D. Hamilburg

   /s/ C. GERALD GOLDSMITH            Director
--------------------------------
       C. Gerald Goldsmith

   /s/     JANE H. GUY                Director
--------------------------------
           Jane H. Guy

   /s/  MELVIN L. KEATING             Director
--------------------------------
        Melvin L. Keating

   /s/    SUMNER KAUFMAN              Director
--------------------------------
          Sumner Kaufman

   /s/    JAMES M. OATES              Director
--------------------------------
          James M. Oates

   /s/  EDWARD PENDERGAST             Director
--------------------------------
        Edward Pendergast

   /s/   DUANE E. WHEELER             Director
--------------------------------
         Duane E. Wheeler

                                      Vice President - Finance and Treasurer
                                      (Principal Financial Officer and
   /s/   JOSEPH J. BERNS              Principal Accounting Officer)
--------------------------------
         Joseph J. Berns

                         PLYMOUTH RUBBER COMPANY, INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                          PAGE

Report of Independent Accountants ...................................      16

Consolidated Balance Sheet at December 3, 1999 and
  November 27, 1998 .................................................    17 - 18

Consolidated  Statement of Operations and Retained Earnings
  (Deficit) for each of the three years in the period ended
  December 3, 1999 ..................................................      19

Consolidated Statement of Comprehensive Income for each of the
  three years in the period ended December 3, 1999 ..................      20

Consolidated Statement of Cash Flows for each of the three years
  in the period ended December 3, 1999 ..............................    21 - 22

Notes to Consolidated Financial Statements ..........................    23 - 42

Reserves (Schedule II) ..............................................      43

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   PLYMOUTH RUBBER COMPANY, INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Plymouth Rubber Company, Inc. and its subsidiaries at December 3, 1999 and November 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 3, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Boston, Massachusetts

January 28, 2000, except as to
Note 13, which is as of
February 14, 2000

                         PLYMOUTH RUBBER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                             December 3,            November 27,
                                                1999                   1998
                                             -----------            -----------

Cash ...................................     $      --              $    54,000
Accounts receivable, less allowance for
  doubtful accounts of $369,000 and
  $544,000 at December 3, 1999 and
  November 27, 1998, respectively ......      12,050,000             12,533,000

Inventories:
      Raw materials ....................       4,481,000              3,800,000
      Work in process ..................       2,332,000              1,968,000
      Finished goods ...................       7,661,000              5,202,000
                                             -----------            -----------
                                              14,474,000             10,970,000
                                             -----------            -----------
Deferred tax assets, net ...............       1,580,000              1,542,000
Prepaid expenses and other current
  assets ...............................         913,000                908,000
                                             -----------            -----------
    Total current assets ...............      29,017,000             26,007,000
                                             -----------            -----------

PLANT ASSETS:
  Land .................................         554,000                618,000
  Buildings ............................       5,969,000              5,995,000
  Machinery and equipment ..............      34,804,000             32,201,000
  Construction in progress .............       2,544,000                570,000
                                             -----------            -----------
                                              43,871,000             39,384,000

  Less:  Accumulated depreciation ......     (19,678,000)           (17,821,000)
                                             -----------            -----------
    Total plant assets, net ............      24,193,000             21,563,000
                                             -----------            -----------
OTHER ASSETS:
  Deferred tax assets, net .............         678,000              1,882,000
  Other long-term assets ...............       1,027,000              1,249,000
                                             -----------            -----------
    Total other assets .................       1,705,000              3,131,000
                                             -----------            -----------
                                             $54,915,000            $50,701,000
                                             ===========            ===========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                         PLYMOUTH RUBBER COMPANY, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               December 3,        November 27,
                                                  1999                1998
                                            ----------------    ----------------

CURRENT LIABILITIES:
  Revolving line of credit .............     $11,233,000            $10,117,000
  Trade accounts payable ...............       6,827,000              6,090,000
  Accrued expenses .....................       4,378,000              4,220,000
  Current portion of long-term borrowings      3,260,000              2,834,000
                                             -----------            -----------
     Total current liabilities .........      25,698,000             23,261,000
                                             -----------            -----------

LONG-TERM LIABILITIES:
  Borrowings ...........................      10,796,000             11,527,000
  Pension obligation ...................       2,546,000              2,849,000
  Other ................................       2,538,000              2,543,000
                                             -----------            -----------
     Total long-term liabilities .......      15,880,000             16,919,000
                                             -----------            -----------

COMMITMENTS AND CONTINGENCIES
   (Notes 2 and 12)

STOCKHOLDERS' EQUITY:
Preferred stock $10 par value,
authorized 500,000 shares; no
shares issued and outstanding ..........            --                     --
Class A voting common stock, $1 par
  value, 1,500,000 shares authorized,
  810,586 shares issued and outstanding
  at December 3, 1999 and November 27,
  1998 .................................         810,000                810,000
Class B non-voting common stock, $1 par
  value, 3,500,000 shares authorized,
  1,280,304 shares issued and outstanding
  at December 3, 1999 and 1,275,014
  shares issued and outstanding at
  November 27, 1998 ....................       1,280,000              1,275,000
  Paid-in capital ......................       9,083,000              9,077,000
  Retained earnings (deficit) ..........       2,678,000               (444,000)
  Accumulated other comprehensive loss .        (179,000)               (69,000)
  Deferred compensation ................         (76,000)              (114,000)
                                             -----------            -----------
                                              13,596,000             10,535,000
Less: Treasury stock at cost (39,200 and
  2,100 shares at December 3, 1999 and
  November 27, 1998) ...................        (259,000)               (14,000)
                                             -----------            -----------
                                              13,337,000             10,521,000
                                             -----------            -----------
                                             $54,915,000            $50,701,000
                                             ===========            ===========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                         PLYMOUTH RUBBER COMPANY, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                              Year Ended
                                                            -------------------------------------------------
                                                            December 3,       November 27,        November 28,
                                                               1999               1998              1997
                                                            -----------       -----------         -----------
Revenues:
  Net sales .............................................   $77,653,000       $69,041,000         $67,136,000
                                                            -----------       -----------         -----------
Costs and Expenses:
  Cost of products sold .................................    56,471,000        51,433,000          51,191,000
  Selling, general and administrative ...................    15,551,000        13,010,000          12,854,000
  Insurance Settlement ..................................    (1,750,000)             --                  --
                                                            -----------       -----------         -----------
                                                             70,272,000        64,443,000          64,045,000
                                                            -----------       -----------         -----------
Operating income ........................................     7,381,000         4,598,000           3,091,000
Interest expense ........................................    (2,045,000)       (1,871,000)         (1,513,000)
Foreign currency exchange loss ..........................       (77,000)          (69,000)           (214,000)
Other income, net .......................................       103,000            70,000             618,000
                                                            -----------       -----------         -----------
Income before income taxes ..............................     5,362,000         2,728,000           1,982,000
Provision for income taxes ..............................     2,240,000           890,000             716,000
                                                            -----------       -----------         -----------
Net income ..............................................     3,122,000         1,838,000           1,266,000
Retained earnings (deficit) at beginning of year ........      (444,000)       (2,282,000)         (3,548,000)
                                                            -----------       -----------         -----------
Retained earnings (deficit) at end of year ..............   $ 2,678,000       $  (444,000)        $(2,282,000)
                                                            ===========       ===========         ===========

 PER SHARE DATA:
 BASIC EARNINGS PER SHARE:
   Net income ...........................................   $      1.51       $      0.89         $      0.62
                                                            ===========       ===========         ===========
   Weighted average number of shares outstanding ........     2,068,509         2,073,270           2,031,994
                                                            ===========       ===========         ===========

 DILUTED EARNINGS PER SHARE:
   Net income ...........................................   $      1.42       $      0.84         $      0.58
                                                            ===========       ===========         ===========
   Weighted average number of shares outstanding ........     2,198,480         2,200,406           2,174,482
                                                            ===========       ===========         ===========

                         The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                         PLYMOUTH RUBBER COMPANY, INC.

                                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                              Year Ended
                                                            -------------------------------------------------
                                                            December 3,       November 27,        November 28,
                                                               1999               1998              1997
                                                            -----------       -----------         -----------
Net Income ..............................................   $ 3,122,000       $ 1,838,000         $ 1,266,000
                                                            -----------       -----------         -----------
Other comprehensive income, net of tax:
   Foreign currency translation adjustments .............      (110,000)           22,000             (91,000)
   Minimum pension liability adjustment .................          --             145,000              17,000
                                                            -----------       -----------         -----------
Other comprehensive income ..............................      (110,000)          167,000             (74,000)
                                                            -----------       -----------         -----------
Comprehensive income ....................................   $ 3,012,000       $ 2,005,000         $ 1,192,000
                                                            ===========       ===========         ===========

                         The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                         PLYMOUTH RUBBER COMPANY, INC.

                                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              Year Ended
                                                            -------------------------------------------------
                                                            December 3,       November 27,        November 28,
                                                               1999               1998              1997
                                                            -----------       -----------         -----------
CASH FLOWS RELATING TO OPERATING
ACTIVITIES:
  Net Income ............................................   $ 3,122,000       $ 1,838,000         $ 1,266,000
    Adjustments to reconcile net income to net cash
      Provided by operating activities:
    Depreciation and amortization .......................     2,494,000         1,956,000           1,439,000
    Deferred income tax expense .........................     1,184,000           511,000             593,000
    Provision for environmental reserves ................          --                --               202,000
    Amortization of deferred compensation ...............        38,000            38,000              38,000
    Gain on sale of land ................................          --                --              (539,000)
  Changes in assets and liabilities:
    Accounts receivable .................................       268,000        (2,457,000)         (1,478,000)
    Inventory ...........................................    (3,600,000)         (501,000)          1,111,000
    Prepaid expenses ....................................        (7,000)          (35,000)           (125,000)
    Other assets ........................................        25,000             4,000             (94,000)
    Accounts payable ....................................       829,000            40,000             672,000
    Accrued expenses ....................................       220,000           906,000            (501,000)
    Other liabilities ...................................        (5,000)          (78,000)            404,000
    Pension obligation ..................................      (303,000)         (320,000)           (900,000)
                                                            -----------       -----------         -----------
Net cash provided by operating activities ...............     4,265,000         1,902,000           2,088,000
                                                            -----------       -----------         -----------

CASH FLOWS RELATING TO INVESTING
ACTIVITIES:
  Capital expenditures ..................................    (5,256,000)       (6,044,000)         (7,615,000)
  Sale/leaseback of plant assets ........................       151,000           964,000             919,000
  Proceeds from sale of land ............................          --                --               539,000
  Acquisition of Cintas Adhesivas
    Nunez, S.A., less cash acquired of $90,000 ..........          --                --            (2,154,000)
  Acquisition of certain assets of Brite-Line
    Industries, Inc .....................................          --                --              (497,000)
                                                            -----------       -----------         -----------
Net cash used in investing activities ...................    (5,105,000)       (5,080,000)         (8,808,000)
                                                            -----------       -----------         -----------

                         The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                         PLYMOUTH RUBBER COMPANY, INC.

                              CONSOLIDATED STATEMENT OF CASH FLOWS -- (CONTINUED)

                                                                              Year Ended
                                                            -------------------------------------------------
                                                            December 3,       November 27,        November 28,
                                                               1999               1998              1997
                                                            -----------       -----------         -----------
CASH FLOWS RELATING TO FINANCING
ACTIVITIES:
  Net increase in revolving line of credit ..............   $ 1,202,000       $ 1,878,000         $ 2,814,000
  Proceeds from term debt ...............................     2,618,000         5,499,000           5,771,000
  Payments of term debt .................................    (2,154,000)       (3,762,000)         (1,654,000)
  Payments on capital leases ............................      (673,000)         (405,000)           (223,000)
  Payments on treasury stock purchase ...................      (245,000)          (14,000)               --
  Proceeds from exercises of options ....................        11,000            51,000              23,000
                                                            -----------       -----------         -----------
Net cash provided by (used in) financing activities .....       759,000         3,247,000           6,731,000
                                                            -----------       -----------         -----------
Effect of exchange rate changes on cash .................        27,000           (27,000)              1,000
                                                            -----------       -----------         -----------
Net change in cash ......................................       (54,000)           42,000              12,000
Cash at the beginning of the period .....................        54,000            12,000                --
                                                            -----------       -----------         -----------
Cash at the end of the period ...........................   $      --         $    54,000         $    12,000
                                                            ===========       ===========         ===========

                               Supplemental Disclosure of Cash Flow Information

Cash paid for interest ..................................   $ 2,082,000       $ 1,883,000         $ 1,632,000
                                                            ===========       ===========         ===========
Cash paid for income taxes ..............................   $   831,000       $   159,000         $   171,000
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


                        PLYMOUTH RUBBER COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. THE COMPANY -- Plymouth Rubber Company, Inc. and its subsidiaries primarily operate through the following two business segments: Plymouth Tapes and Brite-Line Technologies. Management has determined these to be Plymouth Rubber Company's business segments, based upon its process to review and assess Company performance, and to allocate resources. Plymouth Tapes manufactures plastic and rubber products, including automotive, electrical, and industrial tapes. Brite-Line Technologies manufactures and supplies rubber and plastic highway marking and safety products.

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

E. PLANT ASSETS -- Plant assets are stated at cost. Additions, renewals and betterments of plant assets, unless of relatively minor amounts, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight-line method based upon the estimated useful lives of 15-45 years for buildings and 3-14 years for machinery and equipment. The cost and related accumulated depreciation of fully depreciated and disposed of assets are removed from the accounts. The Company wrote off approximately $.3 million and approximately $2.1 million of fully depreciated and disposed of plant assets in 1999 and 1998, respectively.

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

I. EARNINGS PER SHARE - In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128), basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period.

J. FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts reported in the accompanying consolidated balance sheets for accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amount of the Company's fixed rate long-term debt also approximates fair value based on current rates for similar debt.

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

M. FOREIGN CURRENCIES -- The U.S. dollar is the functional currency for the Company's Brite-Line and U.S. tape operations. For these operations, all gains and losses from foreign currency transactions are included in income currently. The Company operates a wholly-owned tape subsidiary in Spain which accounted for approximately 7.7% of the Company's revenues in fiscal 1999. The functional currency of this subsidiary is the peseta. The balance sheet is translated at year end exchange rates and the income statement at weighted average exchange rates. Changes in the peseta exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. From time to time, the U.S. Company enters into purchase or sales contracts in currencies other than the U.S. dollar. The Company's practice is to hedge those transactions which are of significant size.

N. RECLASSIFICATIONS -- Certain reclassifications of prior year balances have been made to conform to the current presentation.

O. ACCOUNTING FOR DERIVATIVES -- In June, 1998, the Financial Accounting Standards Board issued FAS 133 - Accounting for Derivative and Similar Financial Instruments and for Hedging Activities. FAS 133 will require the Company to record derivative instruments, such as foreign currency hedges, on the Consolidated Balance Sheet as assets or liabilities, measured at fair value. Currently, the Company treats such instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. In June, 1999, the Financial Accounting Standards Board issued FAS 137 - Accounting for Derivative and Similar Financial Instruments and for Hedging Activities - Deferral of the Effective Date of FAS 133. FAS 137 changed the effective date for implementation of FAS 133. FAS 133 will be effective for the Company on December 2, 2000, the beginning of fiscal year 2001. The Company currently does not expect the impact of adopting FAS 133 to be material.

NOTE 2 -- BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS

In April, 1998, the Company refinanced one of its term loans with an existing lender, in the amount of $3,710,000. The proceeds from the refinancing were primarily used to pay down $1,418,000 of the revolving line of credit and $2,257,000 of term debt. The loan is secured by a first interest in certain equipment.

On November 12, 1998, the Company entered into a new loan agreement in the amount of $1,339,000 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment.

On February 19, 1999 the Company amended its revolving line of credit and real estate term loan agreement with its primary lender. The loan amendment increases the maximum borrowing amount from $15 million to $18 million, increases the real estate term loan from $1.25 million to $3.0 million, and lowers the borrowing rate from prime plus 1/4% to prime. In addition, the Company has the option to convert part or all of its loan balances at variable rates to 30, 60, 90 or 180 day contracts at a fixed rate of LIBOR plus 2%. The amendment became effective June 3, 1999 (except for the real estate loan increase which became effective February 26, 1999) and extends the agreement by three years to June 2, 2002. The term loan calls for monthly interest only payments through June, 1999, and interest plus monthly principal payments of $50,000, beginning July, 1999.

On June 30, 1999, the Company entered into a new loan agreement in the amount of $868,000 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment.

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 2 -- BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS -- (CONTINUED)

The revolving line of credit and term debt of the Company consisted of the following as of:
                                                     December 3,    November 27,
                                                        1999          1998
                                                     -----------    ----------
Short-term borrowings under a revolving line of
credit, secured by a first interest in
accounts receivable, inventory, certain
equipment and certain other personal property
with interest charged at prime. At December 3,
1999, the Company had approximately $3,300,000
in unused borrowing availability on its revolving
line of credit. The interest rate at December 3,
1999 was 8.50% ....................................  $10,585,000    $ 9,519,000

Short-term borrowings with three Spanish Banks
with interest rates ranging from 3.72% to 4.95% at
December 3, 1999. Principal amount 107,682,000
pesetas (approximately $648,000) at December 3,
1999 ..............................................      648,000        598,000
                                                     -----------    -----------
                                                     $11,233,000    $10,117,000
                                                     ===========    ===========
Term debt, in the original principal amount of
$3,000,000, due June 2002, secured by a first
interest in real property. Monthly principal
payments of $50,000 plus interest at prime are
required. The interest rate at December 3, 1999
was 8.50% .........................................  $ 2,750,000    $ 1,350,000

Term debt, in the original principal amount of
$1,339,000, due November 2003, secured by a first
interest in certain equipment. Monthly payments of
$26,578 including interest at 7.1% ................    1,108,000      1,339,000

Term debt, in the original principal amount of
$3,710,000, due April 2003, secured by a first
interest in certain equipment. Monthly payments
of $75,296 including interest at 8.04% ............    2,690,000      3,402,000

Term debt, in the original principal amount of
$868,000, due June 2004, secured by a first
interest in certain equipment. Monthly payments
of $17,757 including interest at 8.39% ............      808,000           --

Term debt, in the original principal amount of
$4,050,000, due May 2008, secured by a first
interest in certain equipment. Monthly payments
of $69,680 including interest at 8.54%. In June
2003, the remaining debt will be amortized over
five years, giving a monthly payment of $20,644,
including interest until May 2008 .................    3,222,000      3,800,000

Term debt, in the original principal amount of
$450,000, due June 2008, secured by a first
interest in certain equipment. Monthly payments
of $8,045 including interest at 7.75%. In July
2003, the remaining debt will be amortized with
monthly payments of $2,256 including interest
until June 2008 ...................................      386,000        450,000

Term debt, in the original principal amount of
250,000,000 pesetas (approximately $1,721,000),
due April 2007, secured by a first interest in
real property. Semi-annual principal payments of
12,500,000 pesetas (approximately $86,000), with
interest paid quarterly at the one year Madrid
inter-bank market rate (MIBOR) plus 1.25%,
adjusted quarterly. The interest rate at December
3, 1999 was 5% ....................................    1,129,000      1,468,000

Term debt, in the principal amount of 37,500,000
pesetas (approximately $298,000 at November 27,
1998) plus interest at 8.0%, payable in three
annual installments of 12,500,000 pesetas
(approximately $86,000), plus accrued interest,
beginning December 31, 1999 .......................      278,000        298,000
Capital lease obligations (see Note 10) ...........    1,685,000      2,254,000
                                                     -----------    -----------
                                                      14,056,000     14,361,000
Less current portion ..............................    3,260,000      2,834,000
                                                     -----------    -----------
                                                     $10,796,000    $11,527,000
                                                     ===========    ===========

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 2 -- BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS -- (CONTINUED)

The Company's revolving credit loan and long term debt agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lender and specify that the Company meet certain financial requirements, including certain net worth, fixed charge and EBITDA coverage ratios and minimum working capital levels. In addition, for certain short-term borrowings, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. The short-term borrowings are also payable on demand. The Company was in compliance with all of its financial covenants as of December 3, 1999.

Maturities of long-term obligations in the next five years are: 2000 - $3,262,000; 2001 - $3,039,000; 2002 - $4,287,000; 2003 - $1,790,000; 2004 -
$466,000; and thereafter - $1,212,000.

NOTE 3 -- ACQUISITIONS

On January 3, 1997, Plymouth Rubber Europa, S.A., a newly-formed, wholly-owned subsidiary of the Company, acquired 100 percent of the outstanding shares of Cintas Adhesivas Nunez, S.A., a privately owned company, located in Porrino, Spain, for approximately 366,500,000 pesetas (approximately $2,900,000). 309,500,000 pesetas (approximately $2,449,000) were paid at closing, with funds borrowed under the Company's existing line of credit. An additional 37,500,000 pesetas (approximately $298,000) will be payable in three annual installments, plus interest, beginning December 31, 1999. An additional 19,462,000 pesetas (approximately $154,000) was paid in April, 1997, reflecting the change in the acquired company's equity from February 29, 1996 through December 31, 1996. Plymouth Rubber Europa, S.A., refinanced a 250,000,000 pesetas (approximately $1,721,000) loan through a Spanish bank in April, 1997, and repaid 219,500,000 pesetas (approximately $1,510,000) to the Company which, in turn, reduced its borrowings made on the existing line of credit. Plymouth Rubber Europa, S.A., produces and markets vinyl and cloth-based insulating tapes from the facility in Porrino, Spain.

The acquisition was recorded on the acquiring company's balance sheet as a purchase valued at an estimated $2,900,000 plus acquisition costs of $200,000. Cintas Adhesivas Nunez S.A. operates as a wholly-owned subsidiary of Plymouth Rubber Europa, S.A. The purchase price was allocated to assets acquired and liabilities assumed based upon their respective fair market values at the date of acquisition. The excess of purchase price over assets acquired and liabilities assumed was approximately $1,020,000, and is being amortized on a straight line basis over ten years.

The aggregate purchase price was allocated as follows:

Working capital ...........................     $   320,000
Plant assets ..............................       1,660,000
Goodwill ..................................       1,020,000
Other .....................................         100,000
                                                -----------
                                                $ 3,100,000
                                                ===========

                         PLYMOUTH RUBBER COMPANY, INC.

NOTE 4 -- INCOME TAXES

Income from operations before income taxes consist of the following:

                                                                              Year Ended
                                                            -------------------------------------------------
                                                            December 3,       November 27,        November 28,
                                                               1999               1998              1997
                                                            -----------       -----------         -----------
U.S. ....................................................   $ 5,173,000       $ 2,536,000         $ 1,908,000
Foreign .................................................       189,000           192,000              74,000
                                                            -----------       -----------         -----------
Total ...................................................   $ 5,362,000       $ 2,728,000         $ 1,982,000
                                                            ===========       ===========         ===========

The provision (benefit) for income taxes consists of the following:

                                                                              Year Ended
                                                            -------------------------------------------------
                                                            December 3,       November 27,        November 28,
                                                               1999               1998              1997
                                                            -----------       -----------         -----------
Current:
  Federal ...............................................   $   749,000       $   113,000         $    23,000
  State .................................................       236,000           193,000              70,000
  Foreign ...............................................        71,000            73,000              30,000
                                                            -----------       -----------         -----------
                                                              1,056,000           379,000             123,000
                                                            -----------       -----------         -----------
Deferred:
  Federal ...............................................   $   970,000       $   668,000         $   560,000
  State .................................................       214,000          (157,000)             33,000
                                                            -----------       -----------         -----------
                                                              1,184,000           511,000             593,000
                                                            -----------       -----------         -----------
Total ...................................................   $ 2,240,000       $   890,000         $   716,000
                                                            ===========       ===========         ===========

                         PLYMOUTH RUBBER COMPANY, INC.

NOTE 4 -- INCOME TAXES -- (CONTINUED)

The components of the net deferred tax asset are as follows:

                                             December 3,           November 27,
                                                1999                   1998
                                             -----------            -----------
Deferred tax asset:
Pension obligations ....................     $ 1,180,000            $ 1,358,000
State investment tax credit (ITC)
  carryforwards ........................         217,000                240,000
Environmental reserves .................         449,000                493,000
Inventory reserves .....................         426,000                376,000
Postretirement benefits ................         410,000                415,000
Other reserves .........................       1,041,000                885,000
                                             -----------            -----------
Total gross deferred tax assets ........       3,723,000              3,767,000
Valuation allowance ....................         (80,000)               (80,000)
                                             -----------            -----------
                                               3,643,000              3,687,000
Deferred tax liability:
Plant assets ...........................      (1,385,000)              (263,000)
                                             -----------            -----------
      Net deferred tax asset ...........     $ 2,258,000            $ 3,424,000
                                             ===========            ===========

The valuation allowance for deferred tax assets was reduced in 1998 by $13,000. The remaining valuation allowance is maintained against state investment tax credits which will expire in 2001 and are not expected to be utilized.

A reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations for the years ended December 3, 1999, November 27, 1998, and November 28, 1997, is as follows:

                                                                              Year Ended
                                                            -------------------------------------------------
                                                            December 3,       November 27,        November 28,
                                                               1999               1998              1997
                                                            -----------       -----------         -----------
Tax computed at statutory rate ..........................   $ 1,822,000       $   933,000         $   674,000
State income taxes, net of U.S. Income tax benefit ......       297,000           134,000              97,000
State investment tax credit .............................          --            (158,000)               --
Valuation allowance reduction, net ......................          --             (13,000)               --
Rate differential attributable to foreign operations ....         7,000             2,000               4,000
Other ...................................................       114,000            (8,000)            (59,000)
                                                            -----------       -----------         -----------
                                                            $ 2,240,000       $   890,000         $   716,000
                                                            ===========       ===========         ===========
Effective income tax rate ...............................         41.8%             32.6%               36.1%

                         PLYMOUTH RUBBER COMPANY, INC.

NOTE 5 -- ACCRUED EXPENSES

The Company's accrued expenses consist of the following:

                                             December 3,            November 27,
                                                1999                   1998
                                             -----------            -----------
Accrued payroll and related benefits ...     $ 2,029,000            $ 1,945,000
Accrued pension contributions ..........         265,000                385,000
Other ..................................       2,084,000              1,890,000
                                             -----------            -----------
                                             $ 4,378,000            $ 4,220,000
                                             ===========            ===========

NOTE 6 -- RETIREMENT AND OTHER BENEFIT PLANS

The Company has a non-contributory, defined benefit pension plan and a contributory, defined contribution profit sharing trust, covering substantially all employees. The Company's defined benefit pension plan provides benefits for stated amounts for each year of service through fiscal 1996 after which time benefits have been frozen. The Company's funding policy for the pension plan is to make contributions at least equal to the minimum required by the applicable regulations. The Company's defined contribution profit sharing trust allocates Company contributions based upon a combination of annual pay and employee elective deferral of pay. The Company may make a discretionary contribution to the profit sharing trust. During 1999, 1998 and 1997, the Company accrued $400,000, $306,000, and $242,000 of profit sharing expense, respectively.

The following table provides reconciliation of changes in benefit obligations and fair value of plan assets. In addition, this table provides the plan's funded status and the amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plan.

                                             December 3,            November 27,
                                                1999                   1998
                                             -----------            -----------
RECONCILIATION OF BENEFIT OBLIGATION:
  Benefit obligation at beginning of year    $13,933,000            $14,099,000
  Interest cost ........................         812,000                880,000
  Benefit payments .....................      (1,204,000)            (1,200,000)
  Actuarial (gain) loss ................      (1,487,000)               116,000
  Transfer from Profit Sharing Plan ....          25,000                 38,000
                                             -----------            -----------
  Benefit obligation at end of year ....     $12,079,000            $13,933,000
                                             ===========            ===========
RECONCILIATION OF FAIR VALUE OF PLAN
ASSETS:
  Fair value at beginning of year ......     $10,722,000            $10,304,000
  Actual return on plan assets .........       1,156,000              1,289,000
  Employer contributions ...............         376,000                291,000
  Benefit payments .....................      (1,204,000)            (1,200,000)
  Transfer from Profit Sharing Plan ....          25,000                 38,000
                                             -----------            -----------
  Fair value at end of year ............     $11,075,000            $10,722,000
                                             ===========            ===========
FUNDED STATUS:
  Funded status ........................     $ 1,003,000            $ 3,211,000
  Unrecognized gain ....................       1,807,000                 23,000
                                             -----------            -----------
  Accrued pension costs ................     $ 2,810,000            $ 3,234,000
                                             ===========            ===========

                         PLYMOUTH RUBBER COMPANY, INC.

NOTE 6 -- RETIREMENT AND OTHER BENEFIT PLANS -- (CONTINUED)

                                             December 3,            November 27,
                                                1999                   1998
                                             -----------            -----------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEET:
  Accrued pension obligation ...........     $ 2,810,000            $ 3,234,000
                                             -----------            -----------
  Net amount recognized ................     $ 2,810,000            $ 3,234,000
                                             ===========            ===========

Net periodic pension costs for the pension plan for the years ended December 3, 1999, November 27, 1998, and November 28, 1997 are as follows:

                                                     Year Ended
                                       -----------------------------------------
                                       December 3,   November 27,   November 28,
                                          1999          1998           1997
                                       -----------   -----------    -----------
Service cost ......................   $     --        $   --          $   --
Interest cost .....................     812,000         880,000         948,000
Expected return on assets .........    (823,000)       (889,000)       (816,000)
Amortization of net gain ..........     (36,000)        (19,000)         12,000
                                      ---------       ---------       ---------
    Net periodic pension costs ....   $ (47,000)      $ (28,000)      $ 144,000
                                      =========       =========       =========

Key weighted-average assumptions used in the measurement of the Company's defined benefit pension obligation:

                                          1999          1998           1997
                                       -----------   -----------    -----------
Discount rate .....................        7.25%           6.75%           7.25%
Long term rate of return on assets         8.00%           9.00%           9.00%


In addition to pension benefits, the Company provides health insurance benefits to retirees disabled on the job and employees who elect early retirement after age 62, on a shared-cost basis. This coverage ceases when the employee reaches age 65 and becomes eligible for Medicare. In addition, the Company provides certain limited life insurance for retired employees. In accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, the cost of these benefits is accrued during the employees' active service period.

The following table provides a reconciliation of changes in benefit obligations. In addition, this table provides the plan's funded status and the amounts recognized in the consolidated balance sheet for the Company's postretirement benefits.

                                             December 3,            November 27,
                                                1999                   1998
                                             -----------            -----------
RECONCILIATION OF BENEFIT OBLIGATION:
  Benefit obligation at beginning of year    $   725,000            $   794,000
  Service ..............................          28,000                 35,000
  Interest cost ........................          49,000                 47,000
  Benefit payments .....................         (93,000)               (88,000)
  Actuarial (gain) loss ................            --                  (63,000)
                                             -----------            -----------
  Benefit obligation at end of year ....     $   709,000            $   725,000
                                             ===========            ===========

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 6 -- RETIREMENT AND OTHER BENEFIT PLANS -- (CONTINUED)

                                             December 3,            November 27,
                                                1999                   1998
                                             -----------            -----------
RECONCILIATION OF FAIR VALUE OF PLAN
ASSETS:
  Fair value at beginning of year ......     $      --              $      --
  Employer contributions ...............          78,000                 87,000
  Benefit payments .....................         (78,000)               (87,000)
                                             -----------            -----------
  Fair value at end of year ............     $      --              $      --
                                             ===========            ===========
FUNDED STATUS:
  Funded status ........................     $   709,000            $   788,000
  Unrecognized gain ....................         266,000                192,000
                                             -----------            -----------
  Accrued postretirement benefit cost ..     $   975,000            $   980,000
                                             ===========            ===========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEET:
  Accrued benefit obligation ...........     $   975,000            $   980,000
                                             -----------            -----------
  Net amount recognized ................     $   975,000            $   980,000
                                             ===========            ===========

Key weighted-average assumptions used in the measurement of the Company's postretirement benefit obligation :

                                         1999            1998            1997
                                      ---------       ---------       ---------
Discount rate .....................        7.25%           6.75%           7.25%

The components of net postretirement expense are as follows:

                                                     Year Ended
                                       -----------------------------------------
                                       December 3,   November 27,   November 28,
                                          1999          1998           1997
                                       -----------   -----------    -----------
Service cost ......................   $  33,000       $  33,000       $  27,000
Interest cost .....................      46,000          48,000          52,000
Amortization of gain or loss ......      (6,000)         (8,000)         (9,000)
                                      ---------       ---------       ---------
                                      $  73,000       $  73,000       $  70,000
                                      =========       =========       =========


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in the assumed health care cost trend rates would have the following effects:

                                            1-Percentage-          1-Percentage-
                                                Point                  Point
                                              Increase                Decrease
                                            -------------          -------------

Effect on total of service and interest
  cost components ......................     $     7,000            $    (6,000)
Effect on postretirement benefit obligation       43,000                (36,000)

                        PLYMOUTH RUBBER COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- COMMON STOCK AND EARNINGS PER SHARE

The Company has authorized a class of preferred stock. To date no shares have been issued.

Common stock activity was as follows:

                                       Shares                 Common Stock
                                -------------------      -------------------------      Paid in       Treasury
                                Class A     Class B       Class A        Class B        Capital         Stock
                                -------     --------     ----------     ----------     ----------     ----------
Balance at November 29, 1996 .  810,586    1,192,003     $  810,000     $1,192,000     $9,086,000     $     --
Issuance of Class B common
  stock under stock option
  plans ......................                60,564                        60,000         57,000           --
Shares exchanged in connection
  with exercise under stock
  option plans ...............               (18,233)                      (18,000)       (76,000)          --
                                -------    ---------     ----------     ----------     ----------     ----------

Balance at November 28, 1997 .  810,586    1,234,334     $  810,000     $1,234,000     $9,067,000     $     --

Purchase of treasury shares ..                                                                           (14,000)
Issuance of Class B
common stock under stock option
  plans ......................                53,251                        53,000         58,000           --
Shares exchanged in
connection with
exercise under stock
option plans .................               (12,571)                      (12,000)       (48,000)          --
                                -------    ---------     ----------     ----------     ----------     ----------

Balance at November 27, 1998 .  810,586    1,275,014     $  810,000     $1,275,000     $9,077,000     $  (14,000)

Purchase of treasury shares ..                                                                          (245,000)
Issuance of Class B common
  stock under stock option
  plans ......................                 5,290                         5,000          6,000
                                -------    ---------     ----------     ----------     ----------     ----------

Balance at December 3, 1999 ..  810,586    1,280,304     $  810,000     $1,280,000     $9,083,000     $ (259,000)
                                =======    =========     ==========     ==========     ==========     ==========

Treasury stock includes 39,200 and 2,100 shares of Class B Common Stock at December 3, 1999 and November 27,
1998, respectively.

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 7 -- COMMON STOCK AND EARNINGS PER SHARE  -- (CONTINUED)

The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                            Year Ended December 3, 1999
                                     -----------------------------------------
                                       Income          Shares        Per Share
                                     (Numerator)    (Denominator)      Amount
                                      ---------      -----------     ---------
BASIS EPS
  Income available to common
    stockholders ..................   $3,122,000      2,068,509       $    1.51
                                                                      =========
  Effect of dilutive security
    options (A) ...................        --           129,971
                                      ---------       ---------
DILUTED EPS
  Income available to common
    stockholders and assumed
    conversions ...................   $3,122,000      2,198,480       $    1.42
                                      ==========      =========       =========


                                            Year Ended November 27, 1998
                                     -----------------------------------------
                                       Income          Shares        Per Share
                                     (Numerator)    (Denominator)      Amount
                                      ---------      -----------     ---------
BASIS EPS
  Income available to common
    stockholders ..................   $1,838,000      2,073,270       $     .89
                                                                      =========
  Effect of dilutive security
    options (A) ...................        --           127,136
                                      ---------       ---------
DILUTED EPS
  Income available to common
    stockholders and assumed
    conversions ...................   $1,838,000      2,200,406       $     .84
                                      ==========      =========       =========


                                            Year Ended November 28, 1997
                                     -----------------------------------------
                                       Income          Shares        Per Share
                                     (Numerator)    (Denominator)      Amount
                                      ---------      -----------     ---------
BASIS EPS
  Income available to common
    stockholders ..................   $1,266,000      2,031,994       $     .62
                                                                      =========
  Effect of dilutive security
    options (A) ...................        --           142,488
                                      ---------       ---------
DILUTED EPS
  Income available to common
    stockholders and assumed
    conversions ...................   $1,266,000      2,174,482       $     .58
                                      ==========      =========       =========

    (A) Options for 195,619, 195,842, and 137,493 shares of common stock were outstanding at December 3, 1999, November 27, 1998 and November 28, 1997, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive.

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 8 -- STOCK OPTION AND STOCK PURCHASE PLANS

The Company established on June 29, 1992, an incentive stock option plan entitled the "1992 Employee Stock Option Plan" (the "1992 Plan"). The 1992 Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 225,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1992 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1992 Plan may authorize variations, options under the 1992 Plan will generally be exercisable in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. As of December 3, 1999 all options under this plan have been granted.

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

During August, 1993, modifications to certain terms were made to alter the exercise provisions and the period of exercisability. The revised terms provide for exercisability, in any event, after the tenth anniversary of grant. In addition, the new terms provide for accelerated exercisability should the "price hurdle" be attained. In conjunction with the above modifications, the Company recorded deferred compensation of $317,000, with an offsetting increase to Paid-in Capital, representing the difference between the fair market value at the date of modification over the original option's exercise price. The deferred compensation is being amortized against operations over the remaining time period covering exercisability of the options.

On February 1, 1995, the Company established an incentive stock option plan entitled the "1995 Employee Incentive Stock Option Plan" (the "1995 Employee Plan") and a non-incentive stock option plan entitled the "1995 Non-employee Directors Stock Option Plan" (the "1995 Director Plan").

The 1995 Employee Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 300,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Employee Plan may be no less than fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1995 Employee Plan may authorize variations, options under the 1995 Employee Plan will generally be exercised in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At December 3, 1999 there were 157,742 options available for grant under this plan.

The 1995 Director Plan authorizes the granting of options only to non-employee directors to purchase an aggregate of 210,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Director Plan may be no less than fair market value of the shares subject thereto on the date of grant. The 1995 Director Plan provided for automatic grant to each current non-employee director of options to purchase 15,000 shares upon approval by the stockholders and to any new non-employee director upon their appointment or election. Although the Board of Directors or Committee administering the 1995 Director Plan may authorize variations, options under the 1995 Director Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. As of December 3, 1999 there were 54,075 options available for grant this plan.

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 8 -- STOCK OPTION AND STOCK PURCHASE PLANS -- (CONTINUED)

A summary of the Company's stock option plans as of December 3, 1999, November 27, 1998, and November 28, 1997, and the changes during the years ending on those dates are presented below:

                                                                    Weighted
                                                                    Average
                                                       Number of    Exercise
                                                        Shares        Price
                                                      -----------   ----------
Outstanding at November 29, 1996 ..................      402,474    $      3.72
Options granted ...................................       40,000           5.16
Options exercised .................................      (60,564)          1.95
Options expired ...................................       (2,417)          1.52
                                                        --------    -----------
Outstanding at November 28, 1997 ..................      379,493    $      4.17
Options granted ...................................      169,375           6.04
Options exercised .................................      (53,251)          2.08
Options expired ...................................      (10,988)          3.81
                                                        --------    -----------
Outstanding at November 27, 1998 ..................      484,629    $      4.87
Options granted ...................................       29,325           7.14
Options exercised .................................       (5,290)          2.17
Options expired ...................................      (15,000)          4.75
                                                        --------    -----------
Outstanding at December 3, 1999 ...................      493,664    $      5.04
                                                        ========    ===========


                                                                    Weighted
                                                                    Average
                                                       Number of    Exercise
                                                        Shares        Price
                                                      -----------   ----------
Exercisable at November 28, 1997 ..................      218,228    $      4.54
Exercisable at November 27, 1998 ..................      189,405    $      5.06
Exercisable at December 3, 1999 ...................      242,815    $      5.37

The following table summarizes information about all stock options outstanding at December 3, 1999:

                    Outstanding Options            Options Exercisable
             ----------------------------------- ------------------------
                                 Weighted
                                 Average
                                Remaining    Weighted                Weighted
     Range of                   Contractual  Average                 Average
     Exercise        Number        Life      Exercise     Number      Exercise
      Prices       Outstanding    (Years)     Price     Exercisable     Price
     ---------     -----------   ---------- ---------- ----------  ------------
  $2.17 - 2.38       152,369        3        $2.25        54,194       $ 2.16
   4.25 - 4.63        76,800        9         4.55        28,100         4.52
   5.95 - 6.81       197,170        7         6.55       145,520         6.53
   7.13 - 7.49        67,325        6         7.50        15,001         7.37
                     -------                             -------
                     493,664                             242,815
                     =======                             =======

The options outstanding at December 3, 1999 expire at various times in 2002 through 2009.

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 8 -- STOCK OPTION AND STOCK PURCHASE PLANS -- (CONTINUED)

In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), the fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with the provisions of FAS 123, the Company's net income and income per share would have been decreased to the pro forma amounts indicated below:

                                                  Year Ended
                                  ----------------------------------------------
                                   December 3,     November 27,     November 28,
                                     1999             1998             1997
                                   ----------      -----------      -----------
Net Income, as reported ....       $3,122,000      $1,838,000       $1,266,000
Net Income, pro forma.......        3,005,000       1,745,000        1,232,000

Basic EPS, as reported .....             1.51            0.89             0.62
Basic EPS, pro forma .......             1.45            0.84             0.61

Diluted EPS, as reported ...             1.42            0.84             0.58
Diluted EPS, pro forma .....       $     1.37      $     0.79       $     0.57

The weighted average fair value of the options granted during the fiscal years 1999, 1998 and 1997 were $4.88, $3.05, and $2.77 per option, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                     1999             1998             1997
                                   ----------      -----------      -----------
Expected life (years) ..........         10           $   7.6            10
Expected stock price volatility          50%               35%           26%
Risk-free interest rate.....           6.07%             5.40%         6.50%

During the initial phase-in period of FAS 123, pro forma disclosures may not be representative of the effects on reported net income and earnings per share for future years because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995.

At December 3, 1999 and November 27, 1998, 15,828 shares of the Company's Class B non-voting common stock were reserved for issuance to employees at a purchase price of not less than $1.00 per share under the Company's Executive Incentive Stock Purchase Plan. Shares issued under the plan are restricted as to disposition by the employees, with such restrictions lapsing over periods ranging from five to nine years from the date of issuance. If the participant's employment is terminated during the restricted period, his or her shares are required to be offered to the Company for repurchase at the original purchase price. Repurchased shares totaled 3,720 at December 3, 1999 and November 27, 1998. During 1999 and 1998 no shares were repurchased or issued. At December 3, 1999 and November 27, 1998, 30,452 shares were outstanding.

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 9 - SEGMENT INFORMATION

Plymouth Rubber Company, Inc. and its subsidiaries primarily operate through the following two business segments: Plymouth Tapes and Brite-Line Technologies. Management has determined these to be Plymouth Rubber Company's business segments, based upon its process of reviewing and assessing Company performance, and allocating resources. Plymouth Tapes manufactures plastic and rubber products, including automotive, electrical, and industrial tapes. Brite-Line Technologies manufactures and supplies rubber and plastic highway marking and safety products.

The reporting segments utilize the accounting policies as described in the summary of significant accounting policies in the Company's consolidated financial statements. Management evaluates the performance of its segments and allocates resources to them primarily based upon sales and operating income. Intersegment sales are at cost and are eliminated in consolidation. In addition, certain of the selling, general and administrative expenses recorded in Plymouth Tapes could be considered as incurred for the benefit of Brite-Line, but are currently not allocated to that segment. These expenses include certain management, accounting, personnel and sales services, and a limited amount of travel, insurance, directors fees and other expenses.

The table below presents information related to Plymouth Rubber's business segments information for each of the past three years.

                                                  Year Ended
                                  ----------------------------------------------
                                   December 3,     November 27,     November 28,
                                     1999             1998             1997
                                   ----------      -----------      -----------
Segment sales to unaffiliated
  customers:
  Plymouth Tapes ................   $67,951,000     $60,653,000     $62,349,000
  Brite-Line Technologies .......     9,702,000       8,388,000       4,787,000
                                    -----------     -----------     -----------
  Consolidated net sales ........   $77,653,000     $69,041,000     $67,136,000
                                    ===========     ===========     ===========

Segment income:
  Plymouth Tapes ................   $ 5,724,000     $ 4,190,000     $ 3,272,000
  Brite-Line Technologies .......       (93,000)        408,000        (181,000)
                                    -----------     -----------     -----------
  Segment income ................     5,631,000       4,598,000       3,091,000
  Insurance settlement ..........     1,750,000            --              --
                                    -----------     -----------     -----------
  Consolidated operating
    income ......................     7,381,000       4,598,000       3,091,000
  Interest expense ..............    (2,045,000)     (1,871,000)     (1,513,000)
  Foreign currency exchange
    loss ........................       (77,000)        (69,000)       (214,000)
  Other income, net .............       103,000          70,000         618,000
                                    -----------     -----------     -----------
  Consolidated income before tax    $ 5,362,000     $ 2,728,000     $ 1,982,000
                                    ===========     ===========     ===========

Depreciation and amortization:
  Plymouth Tapes ................   $ 2,452,000     $ 1,914,000     $ 1,403,000
  Brite-Line Technologies .......        42,000          42,000          36,000
                                    -----------     -----------     -----------
  Total depreciation and
    amortization ................   $ 2,494,000     $ 1,956,000     $ 1,439,000
                                    ===========     ===========     ===========

Assets:
  Plymouth Tapes ................   $50,455,000     $46,840,000     $40,877,000
  Brite-Line Technologies .......     4,460,000       3,861,000       3,187,000
                                    -----------     -----------     -----------
  Total assets ..................   $54,915,000     $50,701,000     $44,064,000
                                    ===========     ===========     ===========

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 9 - SEGMENT INFORMATION-- (CONTINUED)

                                                  Year Ended
                                  ----------------------------------------------
                                   December 3,     November 27,     November 28,
                                     1999             1998             1997
                                   ----------      -----------      -----------
Geographic information:
Net sales to unaffiliated
  customers:
  United States .................   $65,448,000     $55,915,000     $53,153,000
  Spain and Portugal ............     5,418,000       5,320,000       4,396,000
  Other .........................     6,787,000       7,806,000       9,587,000
                                    -----------     -----------     -----------
  Consolidated net sales ........   $77,653,000     $69,041,000     $67,136,000
                                    ===========     ===========     ===========

Long-lived assets:
  United States .................   $22,630,000     $19,858,000     $15,712,000
  Spain .........................     1,563,000       1,705,000       1,629,000
                                    -----------     -----------     -----------
  Total long-lived assets .......   $24,193,000     $21,563,000     $17,341,000
                                    ===========     ===========     ===========

The Company has one customer, whose operations are primarily in the automotive industry, which accounted for 32%, 29% and 33% of net sales in 1999, 1998, and 1997, respectively.

NOTE 10 -- LEASES

Included in Plant Assets in the accompanying Consolidated Balance Sheet is leased property under capital leases as follows:

                                             December 3,            November 27,
                                                1999                   1998
                                             -----------            -----------

Machinery and equipment ................     $ 3,715,000            $ 3,668,000
Less accumulated amortization ..........       1,499,000              1,144,000
                                             -----------            -----------
                                             $ 2,216,000            $ 2,524,000
                                             ===========            ===========

The Company entered into agreements for the sale and leaseback of certain machinery and equipment in the aggregate amount of $151,000 and $946,000 in 1999 and 1998, respectively. The leases are for periods of 5 years, at the end of which the Company has buy out options. The leases have been accounted for in accordance with Statement of Financial Accounting Statements No. 13, Accounting for Leases. Amortization of the property under capital leases is included in depreciation expense.

The following is a schedule by year of future minimum lease payments under capital leases at December 3, 1999:

        2000..............................      $   607,000
        2001..............................          546,000
        2002..............................          475,000
        2003..............................          229,000
        2004..............................             --
                                                -----------
        Total minimum lease payments......        1,857,000
        Less: Amount representing interest          172,000
                                                -----------
                                                $ 1,685,000
                                                ===========

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 10 -- LEASES-- (CONTINUED)

Minimum annual rentals under noncancelable operating leases (which are principally for equipment) are as follows:

        2000..............................      $   265,000
        2001..............................          264,000
        2002..............................          193,000
        2003..............................             --
        2004..............................             --

Total rental expense for 1999, 1998 and 1997 was $1,156,000, $994,000, and
$1,231,000, respectively. Included in the total rental expense in each year are the warehousing costs incurred at various locations. The cost of keeping inventory at these warehouses is primarily determined on a usage basis.

NOTE 11 -- TRANSACTIONS WITH RELATED PARTIES

The Company has a consulting agreement with a Director of the Company, to provide the Company with various consulting services. During 1999, 1998 and 1997, consulting fees of $61,100, $51,700, and $36,400, respectively, were paid pursuant to this agreement. In addition, the Company has a consulting agreement with Kadeca Consulting Corporation, whose president is a Director of the Company. During 1999 consulting fees under this agreement were $11,400. Previously, the Company had a consulting agreement with a third Director of the Company, to provide the Company with various consulting services. During 1998 and 1997 consulting fees under this agreement were $55,200 and $115,000, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

Claims under CERCLA

The Company has been named as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency ("EPA") in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). These CERCLA claims involve attempts by the EPA to recover the costs associated with the cleanup of two Superfund Sites in Southington, Connecticut--the Solvent Recovery Service of New England Superfund Site ("SRS Site") and the Old Southington Landfill Superfund Site ("OSL Site"). SRS was an independent and licensed solvent recycler/disposal company. The EPA asserts that SRS, after receiving and processing various hazardous substances from PRPs, shipped some resultant sludges and wastewater from the SRS Site to the OSL Site.

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned shares," the Company recently has been contributing approximately 2.05% toward the performing PRP group's expenses. Based upon the investigations and remedial actions conducted at the Site to date, including a phytoremediation study, it is presently estimated that the total cost of the cleanup at the Site will range from approximately $25 million to $50 million. In the accompanying consolidated financial statements as of December 3, 1999, management has accrued $484,000 as a reserve in this matter (which is net of approximately $242,000 in payments made to date by the Company).

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRPs (such as the Company), EPA has named a number of other PRPs who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the "SRS transshipper" PRPs' waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the Site. A Record of Decision ("ROD") was issued in September, 1994 for the first phase of the cleanup and, in December, 1997, following mediation, the Company contributed $140,180 (toward a total contribution by the "SRS transshipper" PRPs of approximately $2.5 million) in full settlement of the first phase. At present, neither the remedy for the second phase of the cleanup (groundwater) nor the allocation of the costs thereof among the PRP's has been determined. It has been estimated that the total costs of the second phase may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter.

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized soil contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP") in 1994 and 1997 respectively, and DEP issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 and RTN No. 3-15347, respectively). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the soil contamination appears to be confined to a small area and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil in the vicinity of the tanks; however, additional sampling is required. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $249,000, and that amount has been accrued in the accompanying financial statements.

In January, 1997 the Company received a Chapter 21E Notice of Responsibility from DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. DEP contends that an independent disposal firm allegedly hired by the Company and other PRPs, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRPs. A group of PRPs, including the Company,has retained an LSP to conduct subsurface investigations at both sites. The LSP recently completed Limited Subsurface Investigations at both sites. At the Freetown site, no reportable contamination was found either in soil or groundwater, and the LSP has recommended that DEP close the site out. At the Dartmouth site, no reportable contamination was found in soil, while reportable, but lower than historical levels of contaminants were found in groundwater. The LSP's investigation at the Dartmouth site further indicates that there may be an upgradient off-site source of contaminants that is impacting the site, and recommends further investigation into that possibility. While the results of the Limited Subsurface Investigations at these sites are relatively encouraging, until additional data is gathered, it is not possible to reasonably estimate the costs of any further investigation or cleanup that may be required at either or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been accrued in the accompanying financial statements with respect to these two sites.

                        PLYMOUTH RUBBER COMPANY, INC.

NOTE 13 - SUBSEQUENT EVENT

The Company's subsidiary, Brite-Line Technologies, Inc., was both a defendant and a counterclaim plaintiff in a patent infringement lawsuit initiated in 1998 in federal district court in Minnesota and settled in February, 2000. The suit involved contrasting claims by Brite-Line and the plaintiff (a competitor of Brite-Line in the highway marking tapes business), that the other party had committed patent infringement with respect to its specialty retroreflective pavement marking tapes containing raised wedges. The only Brite-Line products at issue in the case have generated limited sales to date that have not been material to the Company or to the Brite-Line subsidiary. After the completion of discovery and prior to trial, both parties agreed to resolve the suit amicably. Under the terms of the settlement, which required no payment of damages by either party, the parties agreed to accept certain interpretations of the plaintiff's patent claims and neither party admitted infringing the patent rights of the other. Brite-Line agreed not to manufacture or sell any product which conflicts with the plaintiff's patent claims and to discontinue its counterclaim against the plaintiff.

NOTE 14 -- UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents the quarterly information for fiscal 1999 and 1998.

                                                    Quarter Ended
                             --------------------------------------------------------------

                             February 26         May 28         August 27       December 3
                             -----------      -----------      -----------      -----------
1999 (a)
Net sales .................. $16,406,000      $21,505,000      $18,685,000      $21,057,000
Gross profit ...............   4,355,000        5,999,000        5,170,000        5,658,000
Net income .................     359,000        1,843,000          307,000          613,000
Earnings per share
  Basic .................... $       .17      $      0.89      $      0.15      $      0.30
  Diluted .................. $       .16      $      0.84      $      0.14      $      0.28

                             February 27         May 29         August 28      November 27
                             -----------      -----------      -----------      -----------
1998 (b)
Net sales .................. $14,464,000      $18,510,000      $17,087,000      $18,980,000
Gross profit ...............   2,756,000        5,607,000        4,228,000        5,017,000
Net income .................    (423,000)       1,080,000          386,000          795,000
Earnings per share
  Basic .................... $     (0.21)     $      0.52      $      0.19      $      0.38
  Diluted .................. $     (0.21)     $      0.49      $      0.17      $      0.36

(a) Sales for the first and third quarters of 1999 in Plymouth Tapes were reduced due to normal seasonal fluctuations. In addition, sales for the first quarter of 1999 for
    Brite-Line Technologies were reduced due to the highly seasonal nature if the highway market segment. Net income for the second quarter of 1999 was increased due to income from an insurance settlement.

(b) Sales and net income for the first quarter of 1998 were reduced due to the highly seasonal nature of Brite-Line Technologies. Sales and net income for the third quarter of
    1998 were reduced in Plymouth Tapes due to the General Motors strike

                                                                                                                 SCHEDULE  II

                                                PLYMOUTH RUBBER COMPANY, INC.

                                                     ACCOUNTS RECEIVABLE

                                                           RESERVES

                                                                                                Accounts
                                    Balance at                             Provision           Charged to            Balance
                                    Beginning         Allowances            Charged            Reserve, net           at End
                                    of Period          Acquired            to Income          of recoveries         of Period
                                    ---------          --------            ---------          -------------         ---------
Allowance for doubtful accounts
Year ended December 3, 1999  ...   $  544,000         $    --             $ (114,000)         $  (61,000)          $   369,000
Year ended November 27, 1998 ...   $  314,000         $    --             $  180,000          $   50,000           $   544,000
Year ended November 28, 1997 ...   $  195,000         $  81,000           $   63,000          $  (25,000)          $   314,000

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

                         PLYMOUTH RUBBER COMPANY, INC.

                               INDEX TO EXHIBITS

                                  (CONTINUED)

Exhibit
  No.      Description
-------    -----------

(4)(xi) Continuing Unconditional Guaranty between Plymouth Rubber Company, Inc. and LaSalle National Bank dated March 20, 1997 -- incorporated by reference to Exhibit (4)(xvii) to the Company's report on Form 10-Q or the quarter ended May 30, 1997.

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

(4)(xx) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated June 29, 1999 - incorporated by reference to Exhibit (4)(xx) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 27, 1999.

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

(19)       Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)       Not Applicable.

(23)       Consent of Independent Accountants.

(23)       Not Applicable.

(24)       Not Applicable.

(27)       Financial data schedule for the year ended December 3, 1999.

(28)       Not applicable.

(29)       Not applicable.