Form 10-Q
period 2000-03-03
PLYMOUTH RUBBER CO INC
filed 2000-04-10
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended   March 3, 2000

                    Commission  File  Number     1-5197



                       Plymouth Rubber Company, Inc.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


                 Massachusetts                     04-1733970
    -------------------------------   -----------------------------------
    (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)


            104 Revere Street, Massachusetts           02021
       ---------------------------------------       ---------
       (Address of principal executive offices)      (Zip Code)



                               (781) 828-0220
               --------------------------------------------------
               Registrant's telephone number, including area code



                            Not Applicable
      --------------------------------------------------------
      (Former name, former address, and former fiscal year, if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes __X__   No     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $1 -   810,586
Class B common stock, par value $1 - 1,236,303

                       PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

   Item 1.  Condensed Financial Statements:                    Page No.

    Condensed Consolidated Statement of Operations and
           Retained Earnings (Deficit). . . . . . . . . . .        2

    Condensed Consolidated Statement of Comprehensive
            Income . . . . . . . . . . . . . . . . . . . . . .     3

    Condensed Consolidated Balance Sheet . . . . . . . . . . .     4

    Condensed Consolidated Statement of Cash Flows . . . . . .     5

    Notes To Condensed Consolidated Financial Statements . . .    6-10

   Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . .   11-14



PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . .     15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       PLYMOUTH RUBBER COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    AND RETAINED EARNINGS (DEFICIT)

            (In Thousands Except Share and Per Share Amounts)
                                (Unaudited)


                                              First  Quarter  Ended
                                             ------------------------
                                             March 3,         Feb. 26,
                                              2000              1999
                                             --------         --------
Revenues:
   Net sales. . . . . . . . . . . . . . .   $ 16,973         $ 16,406

Cost and expenses:
   Cost of products sold. . . . . . . . .     13,562           12,051
   Selling, general and administrative. .      3,410            3,284
                                             --------         --------
                                              16,972           15,335
                                             --------         --------
Operating income  . . . . . . . . . . . .          1            1,071
Interest expense. . . . . . . . . . . . .       (540)            (485)
Other income (expense). . . . . . . . . .        (12)              13
                                             --------         --------
Income (loss) before taxes. . . . . . . .       (551)             599
(Provision) benefit for income taxes. . .        232             (240)
                                             --------         --------
Net income (loss) . . . . . . . . . . . .       (319)             359
Retained earnings (deficit)  at beginning
   of  period . . . . . . . . . . . . . .      2,678             (444)
                                             --------         --------
Retained earnings (deficit)  at end
   of period. . . . . . . . . . . . . . .   $  2,359         $    (85)
                                             ========         ========
Per Share Data:

Basic Earnings Per Share:

     Net income (loss). . . . . . . . . .   $   (.16)        $    .17
                                             ========         ========
     Weighted average number of
        shares outstanding  . . . . . . .  2,048,456        2,081,333
                                           ==========       ==========

Diluted Earnings Per Share:

     Net income (loss). . . . . . . . . .   $   (.16)        $    .16
                                             ========         ========
     Weighted average number of
        shares outstanding  . . . . . . .  2,048,456        2,207,278
                                           ==========       ==========



See Accompanying Notes To Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
        CONDENSED CONSOLIDATED STATEMENT OF COMPREHRESIVE INCOME
                           (In Thousands) (Unaudited)


                                              First  Quarter  Ended
                                             ------------------------
                                             March 3,         Feb. 26,
                                               2000             1999
                                             --------         --------
Net income (loss) . . . . . . . . . . . .   $   (319)        $    359

Other comprehensive income, net of tax:
   Foreign currency translation adjustment       (34)             (35)
                                             --------         --------
Other comprehensive income  . . . . . . .        (34)             (35)
                                             --------         --------
Comprehensive income (loss) . . . . . . .   $   (353)        $    324
                                             ========         ========






































   See Accompanying Notes To Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                             March 3,         Dec. 3,
                                              2000             1999
                                             --------         --------
                                           (Unaudited)
Assets
Current Assets:
   Cash . . . . . . . . . . . . . . . . .   $      2         $     --
   Accounts receivable. . . . . . . . . .     10,191           12,419
   Allowance for doubtful accounts  . . .       (296)            (369)

   Inventories:
     Raw materials. . . . . . . . . . . .      4,694            4,481
     Work in process  . . . . . . . . . .      2,698            2,332
     Finished goods . . . . . . . . . . .      8,059            7,661
                                             --------         --------
                                              15,451           14,474
                                             --------         --------
   Deferred tax assets, net . . . . . . .      1,580            1,580
   Prepaid expenses and
      other current assets  . . . . . . .        890              913
                                             --------         --------
   Total current assets   . . . . . . . .     27,818           29,017
                                             --------         --------
Plant Assets:
   Plant assets . . . . . . . . . . . . .     44,763           43,871
   Less: Accumulated depreciation . . . .     20,260           19,678
                                             --------         --------
   Total plant assets, net  . . . . . . .     24,503           24,193
                                             --------         --------
Other Assets:
  Deferred tax assets, net  . . . . . . .        682              678
  Other long-term assets  . . . . . . . .        987            1,027
                                             --------         --------
  Total other assets. . . . . . . . . . .      1,669            1,705
                                             --------         --------
                                            $ 53,990         $ 54,915
                                             ========         ========
Liabilities and Stockholders' Equity
Current Liabilities:
   Revolving line of credit . . . . . . .   $ 10,493         $ 11,233
   Trade accounts payable . . . . . . . .      8,154            6,827
   Accrued expenses  . . . . . .  . . . .      3,762            4,378
   Current portion of long-term borrowings     3,267            3,260
                                             --------         --------
   Total current liabilities. . . . . . .     25,676           25,698
                                             --------         --------
Long-Term Liabilities:
   Borrowings . . . . . . . . . . . . . .     10,388           10,796
   Pension obligation . . . . . . . . . .      2,499            2,546
   Other. . . . . . . . . . . . . . . . .      2,469            2,538
                                             --------         --------
   Total long-term liabilities. . . . . .     15,356           15,880
                                             --------         --------
Stockholders' Equity:
   Preferred stock  . . . . . . . . . . .         --               --
   Class A voting common stock. . . . . .        810              810
   Class B non-voting common stock  . . .      1,280            1,280
   Paid in capital. . . . . . . . . . . .      9,083            9,083
   Retained earnings. . . . . . . . . . .      2,359            2,678
   Accumulated other comprehensive. . . .       (213)            (179)
   Deferred compensation. . . . . . . . .        (66)             (76)
                                             --------         --------
                                              13,253           13,596
   Less: Treasury stock at cost . . . . .       (295)            (259)
                                             --------         --------
   Total stockholders' equity . . . . . .     12,958           13,337
                                             --------         --------
                                            $ 53,990         $ 54,915
                                             ========         ========






   See Accompanying Notes To Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In Thousands) (Unaudited)


                                              First  Quarter  Ended
                                             ------------------------
                                             March 3,         Feb. 26,
                                               2000            1999
                                             --------         --------
Cash flows relating to operating activities:
   Net income (loss)  . . . . . . . . . .   $   (319)        $    359
   Adjustments to reconcile net income  to
    net cash provided by (used in)
     operating activities:
      Depreciation and amortization  . .         702              607
      Amortization of deferred compensation       10               10
Changes in assets and liabilities:
   Accounts receivable . . . . . . . . . .     2,091            1,611
   Inventory . . . . . . . . . . . . . . .    (1,011)          (2,364)
   Prepaid expenses. . . . . . . . . . . .        22              150
   Other assets  . . . . . . . . . . . . .        (7)              (5)
   Accounts payable  . . . . . . . . . . .     1,361             (532)
   Accrued expenses  . . . . . . . . . . .      (604)             277
   Pension obligation. . . . . . . . . . .       (47)              23
   Other liabilities . . . . . . . . . . .       (69)             (33)
                                             --------         --------
Net cash provided by operating activities      2,129              103
                                             --------         --------
Cash flows relating to investing activities:
   Capital expenditures  . . . . . . . . .    (1,051)          (1,267)
   Sale/leaseback of plant assets. . . . .        --               93
                                             --------         --------
Net cash used in investing activities         (1,051)          (1,174)
                                             --------         --------
Cash flows relating to financing activities:
   Net decrease in revolving line of credit     (707)             (87)
   Proceeds from term debt . . . . . . . .       550            1,750
   Payments of term debt . . . . . . . . .      (732)            (435)
   Payments on capital leases. . . . . . .      (160)            (126)
   Payments on treasury stock purchase . .       (36)             (36)
                                             --------         --------
Net cash (used in) provided by
    financing activities                      (1,085)           1,066
                                             --------         --------
Effect of exchange rates on cash . . . . .         9               --
                                             --------         --------
Net change in cash . . . . . . . . . . . .         2               (5)
Cash at the beginning of the period. . . .        --               54
                                             --------         --------
Cash at the end of the period. . . . . . .  $      2         $     49
                                             ========         ========
             Supplemental Disclosure of Cash Flow Information

Cash paid for interest . . . . . . . . . .  $    543         $    487
                                             ========         ========
Cash paid for income taxes . . . . . . . .  $     72         $     58
                                             ========         ========









     See Accompanying Notes To Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 3, 1999, November 27, 1998, and November 28, 1997, included in the Company's 1999 Annual Report to the Securities and Exchange Commission on Form 10-K.

(2)   Claims under CERCLA

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

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned shares," the Company recently has been contributing approximately 2.05% toward the performing PRP group's expenses. Based upon the investigations and remedial actions conducted at the Site to date, including a phytoremediation study, it is presently estimated that the total cost of the cleanup at the Site will range from approximately $25 million to $50 million. In the accompanying consolidated financial statements as of March 3, 2000, management has accrued $484,000 as a reserve in this matter (which is net of approximately $242,000 in payments made to date by the Company).

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

                       PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (Continued)

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized soil contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP") in 1994 and 1997 respectively, and DEP issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 and RTN No. 3-15347, respectively). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the soil contamination appears to be confined to a small area and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil in the vicinity of the tanks; however, additional sampling is required. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $219,000, and that amount has been accrued in the accompanying financial statements.

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

                      First  Quarter  Ended  March 3, 2000
      ---------------------------------------------------------------------
                                   Income            Shares       Per Share
                                 (Numerator)       (Denominator)    Amount

Basic EPS
  Income (loss) available to
         common stockholders   $   (319,000)         2,048,456    $   (.16)
                                                                    =======
  Effect of Dilutive
        Security (A) options             --                --
                                   ---------         ---------
Diluted EPS
  Income (loss) available to
     Common stockholders and
      assumed conversions      $   (319,000)         2,048,456    $   (.16)
                                   =========         =========       ======


                      First  Quarter  Ended  February 26,  1999
      ---------------------------------------------------------------------
                                   Income            Shares       Per Share
                                 (Numerator)       (Denominator)    Amount

Basic EPS
  Income available to common
         stockholders         $     359,000          2,081,333    $    .17
                                                                      ======
  Effect of Dilutive
        Security (A) options             --            125,945
                                   ---------         ---------
Diluted EPS
  Income available to common
     stockholders and assumed
      conversions             $     359,000          2,207,278    $    .16
                                   =========         =========       ======


(A) Options for 205,725 and 195,900 shares of common stock were outstanding at March 3, 2000 and February 29, 1999,respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive. In addition, options for 287,939 shares of common stock were outstanding at March 3, 2000, but were not included in computing diluted earnings per share because of the loss.

                       PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (Continued)


(4) On December 30, 1999 the Company entered into a new loan agreement in the amount of $550,000 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment.

(5) In June, 1998, the Financial Accounting Standards Board issued FAS 133 - Accounting for Derivative Instruments and Hedging
Activities.   FAS 133 will  require the Company to record
derivative instruments, such as foreign currency hedges, on the Consolidated Balance Sheet as assets or liabilities, measured at
fair value.   Currently, the Company treats such instruments as
off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. In June, 1999, the Financial Accounting
Standards Board issued FAS 137 - Accounting for Derivative and Similar Financial Instruments and for Hedging Activities -
Deferral of the Effective Date of FAS 133. FAS 137 changed the effective date for implementation of FAS 133. FAS 133 will be effective for the Company on December 2, 2000, the beginning of fiscal year 2001. The Company currently does not expect the impact of adopting FAS 133 to be material.

(6) Plymouth Rubber Company, Inc. and its subsidiaries primarily operate through the following two business segments: Plymouth Tapes and Brite-Line Technologies. Management has determined these to be Plymouth Rubber Company's business segments, based upon its process of reviewing and assessing Company performance, and allocating resources. Plymouth Tapes manufactures plastic and rubber products, including automotive, electrical, and industrial tapes. Brite-Line Technologies manufactures and supplies rubber and plastic highway marking and safety products.

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

The table below presents information related to Plymouth Rubber's business segments for the three months ended March 3, 2000 and February 26, 1999.

                                               First  Quarter  Ended
                                             ------------------------
                                              March. 3,       Feb. 26,
                                                2000            1999
                                             --------         --------
Segment sales to unaffiliated customers:
     Plymouth Tapes  . . . . . . . . . . .  $ 16,328         $ 15,717
     Brite-Line Technologies . . . . . . .       645              689
                                             --------         --------
     Consolidated net sales. . . . . . . .  $ 16,973         $ 16,406
                                             ========         ========

Segment income:
     Plymouth Tapes. . . . . . . . . . . .  $    340         $  1,542
     Brite-Line Technologies . . . . . . .      (339)            (471)
                                             --------         --------
     Consolidated operating income                 1            1,071
     Interest expense. . . . . . . . . . .      (540)            (485)
     Other, net. . . . . . . . . . . . . .       (12)              13
                                             --------         --------
     Consolidated income
         (loss) before tax . . . . . . . .  $   (551)        $    599
                                             ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales increased 3% to $16,973,000 from $16,406,000 last year. Sales at Plymouth Tapes increased 4% to $16,328,000 from $15,717,000 last year. Sales in most markets increased modestly, except for the automotive market, which was approximately level with last year. At Brite-Line Technologies, sales decreased 6% to $645,000 from $689,000 last year, and reflected normal seasonal slowness.

Gross margin decreased to 20.1% from 26.5% last year. The major contributor was Plymouth Tapes, as gross margin decreased to 20.3% from 28.6% last year. There were two major factors contributing to the decrease. First, rising raw material purchase prices, primarily for PVC resins, increased product costs when compared to last year.
Second, manufacturing and development costs were high for certain automotive products. Offsetting this, gross margin at Brite-Line Technologies increased to 15.3% from negative 19.3% last year, due to improved product mix and higher manufacturing absorption.

Selling, general and administrative expenses, as a percentage of sales, was 20.1% and approximately level with last year at 20.0%. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 18.2% from 18.7% last year. The major factor was a decrease in professional fees of $128,000. At Brite-Line Technologies, selling, general and administrative expenses, as a percentage of sales, increased to 67.9% of sales, from 49.1% last year. The major contributor was a $109,000 increase in professional fees, primarily for patent litigation.

Interest expense increased $55,000 from last year, because of higher loan balances on the revolving line of credit, offset in part by lower balances for term debt. Although prime-based interest rates on the revolving line of credit were higher in 2000, they were offset by a favorable shift in loan balances to Libor-based interest rates.

The above factors generated a pre-tax loss of $551,000, as compared to a profit of $599,000 last year. The net loss was $319,000 compared to a $359,000 profit last year.

Liquidity

Cash generated from operating activities was $2.1 million in the first quarter of 2000, as compared to $0.1 million in the first quarter of 1999. The major factors contributing to cash from operating activities include a reduction in accounts receivable of $2.0 million, an increase in accounts payable of $1.4 million, and depreciation and amortization of $0.7 million, offset in part by an increase in inventory of $1.0 million (1) to support higher levels of activity at Brite-Line, and (2) reflecting higher raw material product costs, a decrease in accrued expenses of $0.6 million, a net loss of $0.3 million, and a decrease in other liabilities of $0.1 million. This operating cash flow and cash provided through additional term borrowings totaling $0.5 million, were used to finance capital expenditures of $1.0 million, pay off or reduce term debt and capital leases of $0.9 million, and reduce the revolving line of credit balance by $0.7 million.

As of March 3, 2000, the Company had approximately $1.9 million of unused borrowing capacity under its $18 million line of credit with its primary lender, after consideration of collateral limitations and the letter of credit related to a guarantee of 80 million pesetas (approximately $0.6 million) on a term loan agreement with a Spanish bank syndicate.

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

                       PLYMOUTH RUBBER COMPANY, INC.


PART II.   OTHER INFORMATION


Item 1.      Legal Proceedings

Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended December 3, 1999, and in Note 12 of the Notes To
Consolidated Financial Statements contained in said report.


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








                       Plymouth Rubber Company, Inc.
                               (Registrant)




                               /s/ Joseph J. Berns
                               ----------------------
                                   Joseph J. Berns
                                Vice President - Finance



Date:               April  7, 2000

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

(4)(xii) Public Deed which contains the loan guaranteed by mortgage and granted between Plymouth Rubber Europa, S.A. and Caja de
Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit (4)(xviii) to the Company's Quarterly Report on Form 10-
Q for the quarter ended May 30, 1997.

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

(4)(xviii) Amendments to Loan and Security Agreement between Plymouth Rubber Company, Inc., and LaSalle National Bank dated July 15,1998 and February 18, 1999 - incorporated by reference to Exhibit (4)(xviii) to the Company's report on Form 10-Q for the quarter ended
February 26, 1999.

(4)(xix) Amendment to Loan and Security Agreement between Brite-Line Technologies, Inc., and LaSalle National Bank dated February 18,
1999 - incorporated by reference to Exhibit (4)(xix) to the Company's report on Form 10-Q for the quarter ended February 26, 1999.

(4)(xx) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated July 29, 1999 - incorporated by reference to Exhibit (4)(xx) to the Company's report on Form 10-Q for the quarter ended August 27, 1999.

(4)(xxi) First Amended and Restated Schedule A - Special Provisions to Loan and Security Agreement between Plymouth Rubber Company,
Inc., and LaSalle National Bank dated June 16, 1999.

(4)(xxii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1999

                       PLYMOUTH RUBBER COMPANY, INC.
                             INDEX TO EXHIBITS

                               (Continued)


Exhibit
  No.     Description

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

(16)   Not  Applicable.

(18)   Not  Applicable.

(19)   Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)   Not  Applicable.

(23)   Not Applicable.

(24)   Not  Applicable.

(27)   Financial data schedule for the nine months ended March 3, 2000.

(28)   Not Applicable.

(29)   Not Applicable.