Form 10-Q
period 2000-06-02
PLYMOUTH RUBBER CO INC
filed 2000-07-17
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  June 2, 2000      Commission  File  Number   1-5197


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

               Yes  X     No   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $1 -    810,586
Class B common stock, par value $1 -  1,226,303

                       PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

        Item 1.  Condensed Financial Statements:                      Page No.

    Condensed Consolidated Statement of Operations and
       Retained Earnings (Deficit). . . . . . . . . . . . . . . . . .     2

    Condensed Consolidated Statement of Comprehensive
       Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

    Condensed Consolidated Balance Sheet  . . . . . . . . . . . . . .     4

    Condensed Consolidated Statement of Cash Flows  . . . . . . . . .     5

    Notes To Condensed Consolidated Financial Statements  . . . . . .    6-11

   Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . .   12-15



PART II.  OTHER INFORMATION                                              16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       PLYMOUTH RUBBER COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     AND RETAINED EARNINGS (DEFICIT)

           (In Thousands Except Share and Per Share Amounts)
                                 (Unaudited)


                                   Second Quarter Ended      Six Months Ended
                                   --------------------     -------------------
                                     June 2,    May 28,     June 2,   May 28,
                                      2000       1999        2000       1999
                                    --------    --------    --------   --------

Net Sales . . . . . . . . . . . .  $ 20,924    $ 21,505    $ 37,897   $ 37,911
                                    --------    --------    --------   --------
Cost and Expenses:
   Cost of products sold  . . . .    16,247      15,506      29,809     27,557
   Selling, general and
    administrative  . . . . . . .     3,485       4,081       6,895      7,365
   Insurance settlement . . . . .       --       (1,750)        --      (1,750)
                                    --------    --------    --------   --------
                                     19,732      17,837      36,704     33,172
                                    --------    --------    --------   --------
Operating income  . . . . . . . .     1,192       3,668       1,193      4,739
Interest expense  . . . . . . . .      (563)       (542)     (1,103)    (1,027)
Other  expense  . . . . . . . . .        18         (46)          6        (33)
                                    --------    --------    --------   --------
Income  before taxes. . . . . . .       647       3,080          96      3,679
Provision for income taxes  . . .      (270)     (1,237)        (38)    (1,477)
                                    --------    --------    --------   --------
Net income. . . . . . . . . . . .       377       1,843          58      2,202
Retained earnings (deficit)
    at beginning of  period . . .     2,359         (85)      2,678       (444)
                                    --------    --------    --------   --------
Retained earnings
    at end of period  . . . . . .  $  2,736    $  1,758    $  2,736   $  1,758
                                    ========    ========    ========   ========

Per Share Data:

Basic Earnings Per Share:

Net Income. . . . . . . . . . . .  $    .18    $    .89    $    .03   $   1.06
                                    ========    ========    ========   ========
Weighted average number of
  shares outstanding  . . . . . .  2,043,956   2,072,033   2,046,072  2,076,700
                                   =========   =========   =========  =========

Diluted Earnings Per Share:

Net Income  . . . . . . . . . . .  $    .18    $    .84    $    .03   $   1.00
                                    ========    ========    ========   ========
Weighted average number of
  shares outstanding  . . . . . .  2,133,631   2,200,855   2,156,043  2,203,248
                                   =========   =========   =========  =========





         See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                               (In Thousands)
                                 (Unaudited)


                                   Second Quarter Ended      Six Months Ended
                                   --------------------     -------------------
                                     June 2,    May 28,      June 2,    May 28,
                                      2000       1999        2000       1999
                                    --------    --------    --------   --------
Net income  . . . . . . . . . . .  $    377    $  1,843    $     58  $   2,202

Other comprehensive
   income, net of tax:
 Foreign currency translation
    Adjustment  . . . . . . . . .       (25)        (43)        (59)       (78)
                                    --------    --------    --------   --------
 Other comprehensive income . . .       (25)        (43)        (59)       (78)
                                    --------    --------    --------   --------
Comprehensive income (loss) . . .  $    352     $ 1,800    $     (1) $   2,124
                                    ========    ========    ========   ========





































         See Accompanying Notes To Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET
                           (In Thousands)
                                                           June 2,      Dec. 3,
                                                            2000         1999
                                                           ---------   --------
                                                          (unaudited)
Assets
Current Assets:
      Cash. . . . . . . . . . . . . . . . . . . . . .    $     --     $   --
      Accounts receivable . . . . . . . . . . . . . .        12,808     12,419
      Allowance for doubtful accounts . . . . . . . .          (371)      (369)

      Inventories:
          Raw materials . . . . . . . . . . . . . . .         4,498      4,481
          Work in process . . . . . . . . . . . . . .         2,291      2,332
          Finished goods. . . . . . . . . . . . . . .         8,554      7,661
                                                           ---------   --------
                                                             15,343     14,474
                                                           ---------   --------
     Deferred tax assets, net . . . . . . . . . . . .         1,580      1,580
     Prepaid expenses and other current assets  . . .           749        913
                                                           ---------   --------
                Total current assets  . . . . . . . .        30,109     29,017
                                                           ---------   --------
Plant Assets:
     Plant assets . . . . . . . . . . . . . . . . . .        46,310     43,871
     Less:   Accumulated depreciation . . . . . . . .        20,942     19,678
                                                           ---------   --------
                Total plant assets, net . . . . . . .        25,368     24,193
                                                           ---------   --------
Other Assets:
     Deferred tax assets, net . . . . . . . . . . . .           686        678
     Other long-term assets . . . . . . . . . . . . .           909      1,027
                                                           ---------   --------
        Total other assets. . . . . . . . . . . . . .         1,595      1,705
                                                           ---------   --------
                                                         $   57,072   $ 54,915
                                                           =========   ========
Liabilities and Stockholders' Equity
Current Liabilities:
     Revolving line of credit . . . . . . . . . . . .    $   13,325   $ 11,233
     Trade accounts payable . . . . . . . . . . . . .         8,801      6,827
     Accrued expenses . . . . . . . . . . . . . . . .         3,177      4,378
     Current portion of long-term borrowings  . . . .         3,384      3,260
                                                           ---------   --------
               Total current liabilities  . . . . . .        28,687     25,698
                                                           ---------   --------
Long-Term Liabilities:
     Borrowings . . . . . . . . . . . . . . . . . . .        10,332     10,796
     Pension obligation . . . . . . . . . . . . . . .         2,318      2,546
     Other  . . . . . . . . . . . . . . . . . . . . .         2,446      2,538
                                                           ---------   --------
               Total long-term liabilities. . . . . .        15,096     15,880
                                                           ---------   --------
Stockholders' Equity:
     Preferred stock  . . . . . . . . . . . . . . . .          --         --
     Class A  voting common stock . . . . . . . . . .           810        810
     Class B non-voting common stock  . . . . . . . .         1,281      1,280
     Paid in capital. . . . . . . . . . . . . . . . .         9,084      9,083
     Retained earnings  . . . . . . . . . . . . . . .         2,736      2,678
     Accumulated other comprehensive  . . . . . . . .          (238)      (179)
     Deferred compensation  . . . . . . . . . . . . .           (57)       (76)
                                                           ---------   --------
                                                             13,616     13,596
     Less:  Treasury stock at cost  . . . . . . . . .          (327)      (259)
                                                           ---------   --------
                Total stockholders' equity  . . . . .        13,289     13,337
                                                           ---------   --------
                                                         $   57,072   $ 54,915
                                                           =========   ========
         See Accompanying Notes To Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   (In Thousands)          (Unaudited)


                                                             Six Months Ended
                                                           --------------------
                                                           June 2,      May 28,
                                                             2000        1999
                                                           ---------   --------
Cash flows relating to operating activities:
    Net Income . . . . . . . . . . . . . . . . . . .     $       58   $  2,202
      Adjustments to reconcile net income to
         net cash provided by (used in)operating
         activities:
            Depreciation and amortization  . . . . .          1,456      1,248
            Amortization of deferred compensation  .             19         19
      Changes in assets and liabilities:
            Accounts receivable  . . . . . . . . . .           (519)    (3,779)
            Inventory  . . . . . . . . . . . . . . .           (931)    (1,469)
            Prepaid expenses . . . . . . . . . . . .            162        172
            Other assets . . . . . . . . . . . . . .             34        (20)
            Accounts payable . . . . . . . . . . . .          2,043          7
            Accrued expenses . . . . . . . . . . . .         (1,170)     1,035
            Pension obligation . . . . . . . . . . .           (228)      (144)
            Other liabilities  . . . . . . . . . . .            (92)       (38)
                                                           ---------   --------
Net cash provided by (used in) operating activities             832       (767)
                                                           ---------   --------
Cash flows relating to investing activities:
    Capital expenditures   . . . . . . . . . . . . .         (2,702)    (2,380)
    Sale/leaseback of plant assets   . . . . . . . .            --         155
                                                           ---------   --------
Net cash used in investing activities                        (2,702)    (2,225)
                                                           ---------   --------
Cash flows relating to financing activities:
    Net increase in revolving line of credit . . . .          2,145      2,444
    Proceeds from term loan  . . . . . . . . . . . .          1,521      1,750
    Payments of term loan  . . . . . . . . . . . . .         (1,444)      (884)
    Payments on capital leases . . . . . . . . . . .           (308)      (285)
    Treasury stock purchase  . . . . . . . . . . . .            (68)      (101)
    Proceeds from issuance of common stock . . . . .              2          6
                                                           ---------   --------
Net cash provided by financing activities                     1,848      2,930
                                                           ---------   --------
Effect of exchange rates on cash . . . . . . . . . .             22         12
                                                           ---------   --------
Net change in cash . . . . . . . . . . . . . . . . .            --         (50)
Cash at the beginning of the period  . . . . . . . .            --          54
                                                           ---------   --------
Cash at the end of the period  . . . . . . . . . . .     $      --    $      4
                                                           =========   ========

Supplemental Disclosure of Cash Flow Information


Cash paid for interest . . . . . . . . . . . . . . .     $    1,194   $  1,014
                                                           =========   ========
Cash paid for income taxes . . . . . . . . . . . . .     $      198   $    176
                                                           =========   ========






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

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned" and non-participating parties' shares, the Company recently has been contributing approximately 2.05% toward the performing PRP group's ongoing expenses. To date approximately $15 million in response costs have been spent or committed at this Site. Based upon the extensive investigations and remedial actions conducted at the Site to date, it is presently estimated that the total future costs at the SRS Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of June 2, 2000, management has accrued $484,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $242,000 in payments made to date by the Company.

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRPs (such as the Company), EPA has named a number of other PRPs who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the SRS transshipper PRPs' waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the Site. The remediation program at the OSL Site has been divided into two phases, called Operable Units ("OU"). OU#1 involves capping of the site and OU#2 is groundwater remediation, if any. A Record of Decision ("ROD") was issued in September, 1994 for OU#1 and, in December, 1997, following mediation, the Company contributed $140,180 in full settlement of OU#1 (toward a total contribution by the SRS transshipper PRPs of approximately
$2.5 million). The SRS transshipper PRPs' payment of $2.5 million represented approximately 8% of the OU#1 total settlement. At present, neither the remedy for OU#2 nor the allocation of the costs thereof among the PRPs has been determined. Whatever remedy ultimately is selected, the SRS transshippers' allocable share of the OU#2 expenses likely will be greater than the 8% paid for OU#1. It has been estimated that the total costs of OU#2 may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter, which is net of approximately $168,000 in payments made to date by the Company.

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


Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized soil contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP") in 1994 and 1997 respectively, and DEP issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 and RTN No. 3-15347, respectively). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the soil contamination appears to be confined to a small area and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil in the vicinity of the tanks; however, additional sampling is required. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $172,000, and that amount has been accrued in the accompanying financial statements.

In January, 1997 the Company received a Chapter 21E Notice of Responsibility from DEP concerning two sites located in Dartmouth, Massachusetts
(RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. DEP contends that an independent disposal firm allegedly hired by the Company and other PRPs, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRPs. A group of PRPs, including the Company, has retained an LSP to conduct subsurface investigations at both
sites.   The LSP has completed Limited Subsurface Investigations at both sites. At the Freetown site, no reportable contamination was found either in soil or groundwater, and the LSP has recommended that DEP close the site out. At the Dartmouth site, no reportable contamination was found in soil, while reportable, but lower than historical levels of contaminants were found in groundwater. The LSP's investigation at the Dartmouth site further indicates that there may be an upgradient off-site source of contaminants (which Plymouth would not be responsible for) that is impacting the site, and recommends further investigation into that possibility. While the results of the Limited Subsurface Investigations at these sites are relatively encouraging, until additional data is gathered, it is not possible to reasonably estimate the costs of any further investigation or cleanup that may be required at either or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been accrued in the accompanying financial statements with respect to these two sites.

                       PLYMOUTH RUBBER COMPANY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)


In April, 2000 the Company received a Chapter 21E Notice of Responsibility from DEP concerning an oil release in the portion of the East Branch of the Neponset River that flows through the Company's property in Canton, Massachusetts
(RTN No. 3-19407). The Company had duly reported the presence of oil in the river to the appropriate government agencies. The Company commenced cleanup and investigatory actions as soon as it became aware of the presence of the oil, and immediately retained both an LSP to oversee response actions in this matter and also an environmental services firm to perform cleanup and containment services. At the present time, neither the source nor the cause of the release has been positively determined. Costs incurred to date have totaled approximately $205,000. These costs have been expensed as incurred and have been funded through operating cash flows. It is not yet possible to estimate the total costs of any further investigation or remedial actions that may be required in this matter, or Plymouth's potential share of liability or responsibility therefor.



(3) The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                                         Second Quarter Ended  June 2, 2000
                                      ----------------------------------------
                                         Income          Shares      Per Share
                                      (Numerator)    (Denominator)     Amount
                                       -----------     ----------     --------
Basic EPS
  Income available to common
           stockholders               $   377,000       2,043,956    $    .18
                                                                      ========
       Effect of Dilutive Security (A)
                   options                   --            89,675
                                       -----------     ----------
Diluted EPS
  Income available to common
     stockholders and assumed
      conversions                     $   377,000       2,133,631    $    .18
                                       ===========     ==========     ========


                                         Second  Quarter  Ended  May 28,  1999
                                      ----------------------------------------
                                         Income            Shares    Per Share
                                      (Numerator)    (Denominator)     Amount
                                       -----------     ----------     --------
Basic EPS
  Income available to common
           stockholders               $ 1,843,000        2,072,033   $    .89
                                                                      ========
       Effect of Dilutive Security (A)
                   options                    --           128,822
                                       -----------      ----------
Diluted EPS
  Income available to common
     stockholders and assumed
      conversions                     $ 1,843,000        2,200,855   $    .84
                                       ===========      ==========    ========

                       PLYMOUTH RUBBER COMPANY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)

(A) Options for 261,030 and 188,400 shares of common stock were outstanding at June 2, 2000 and May 28, 1999, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were antidilutive.


                                          Six Months Ended June 2, 2000
                                      ----------------------------------------
                                         Income          Shares      Per Share
                                      (Numerator)    (Denominator)     Amount
                                       -----------     ----------     --------
Basic EPS
  Income available to common
           stockholders               $    58,000        2,046,072   $    .03
                                                                      ========
       Effect of Dilutive Security (B)
                   options                   --            109,971
                                       -----------      ----------
Diluted EPS
  Income available to common
     stockholders and assumed
      conversions                     $    58,000        2,156,043   $    .03
                                       ===========      ==========    ========

                                          Six Months Ended May 28, 1999
                                      ----------------------------------------
                                          Income         Shares      Per Share
                                      (Numerator)    (Denominator)     Amount
                                       -----------     ----------     --------
Basic EPS
  Income available to common
           stockholders               $ 2,202,000        2,076,700    $  1.06
                                                                      ========
       Effect of Dilutive Security (B)
                   options                   --            126,548
                                       -----------      ----------
Diluted EPS
  Income available to common
     stockholders and assumed
      conversions                     $ 2,202,000        2,203,248    $  1.00
                                       ===========      ==========    ========

(B) Options for 261,030 and 195,900 shares of common stock were outstanding at June 2, 2000 and May 28, 1999, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were antidilutive.

(4) The Company's revolving credit loan and long term debt agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lender and specify that the Company meet certain financial requirements, including certain net worth, fixed charge and EBITDA coverage ratios and minimum working capital levels. In addition, for certain short-term borrowings, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. The short-term borrowings are also payable on demand. As of June 2, 2000 the Company was in technical default of the minimum working capital and fixed charge coverage ratios on the term debt secured by equipment, and has obtained a waiver of these defaults, effective June 2, 2000.

                       PLYMOUTH RUBBER COMPANY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)


(5) On December 30, 1999 the Company entered into a new loan agreement in the amount of $550,000 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment. On March 3, 2000 the Company entered into a new loan agreement in the amount of $810,250 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment. On May 3, 2000 the Company entered into a new loan agreement in the amount of $161,313 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment.


(6)     In June, 1998, the Financial Accounting Standards Board issued FAS 133
- Accounting for Derivative Instruments and Hedging Activities.   FAS 133 will
require the Company to record derivative instruments, such as foreign currency hedges, on the Consolidated Balance Sheet as assets or liabilities, measured
at fair value.   Currently, the Company treats such instruments as off-
balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. In June 1999, the Financial Accounting Standards Board issued FAS 137 - Accounting for Derivative and Similar Financial Instruments and for Hedging Activities - Deferral of the Effective Date of FAS
133.  FAS 137 changed the effective date for implementation of FAS 133.
FAS 133 will be effective for the Company on December 2, 2000, the beginning of fiscal year 2001. The Company currently does not expect the impact of adopting FAS 133 to be material.

(7) In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company no later that the fourth fiscal quarter of fiscal years beginning after December 15, 1999.
The Company currently does not expect the impact of adopting SAB 101 to be material.

                       PLYMOUTH RUBBER COMPANY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)


(8) Plymouth Rubber Company, Inc. and its subsidiaries primarily operate through the following two business segments: Plymouth Tapes and Brite-Line Technologies. Management has determined these to be Plymouth Rubber Company's business segments, based upon its process of reviewing and assessing Company performance, and allocating resources. Plymouth Tapes manufactures plastic and rubber products, including automotive, electrical, and industrial tapes. Brite-Line Technologies manufactures and supplies rubber and plastic highway marking and safety products.

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

The table below presents information related to Plymouth Rubber's business segments for the three months and the six months ended June 2, 2000 and May 28, 1999.

                                      Second Quarter Ended    Six Months Ended
                                       -------------------   ------------------
                                         June 2,   May 28,     June 2, May 28,
                                          2000       1999       2000     1999
                                         -------   -------    -------   -------
Segment sales to unaffiliated customers:
     Plymouth Tapes . . . . . . . . . . $ 17,775  $ 17,150   $ 34,103  $ 32,867
     Brite-Line Technologies. . . . . .    3,149     4,355      3,794     5,044
                                         -------   -------    -------   -------
     Consolidated net sales . . . . . . $ 20,924  $ 21,505   $ 37,897  $ 37,911
                                        ========   =======    =======   =======

Segment income:
     Plymouth Tapes . . . . . . . . . . $    409  $  2,821   $    749  $  4,363
     Brite-Line Technologies. . . . . .      783       847        444       376
                                         -------   -------    -------   -------
     Consolidated operating income         1,192     3,668      1,193     4,739
     Interest expense . . . . . . . . .     (563)     (542)    (1,103)   (1,027)
     Other, net . . . . . . . . . . . .       18       (46)         6       (33)
                                         -------   -------    -------   -------
     Consolidated income
          before tax  . . . . . . . . . $    647  $  3,080   $     96  $  3,679
                                        ========   =======    =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


            First Six Months, 2000, Compared with First Six Months, 1999


In the first six months of 2000, sales were approximately level at $37,897,000, compared to $37,911,000 last year. Sales at Plymouth Tapes increased 4%, to $34,103,000, from $32,867,000 last year. Sales increases in the electrical, export, and vinyl films markets were offset by the automotive market, which was down approximately 2% from last year. At Brite-Line Technologies, sales decreased 25% to $3,794,000 from $5,044,000 last year, largely due to unacceptable pricing in Europe due to currency exchange rates, and unfavorable spring weather conditions in certain key market regions.

Gross margin decreased to 21.3% from 27.3% last year. Plymouth Tapes' gross margin decreased to 19.6% from 26.3% last year. The major factor was rising raw material purchase prices, primarily for PVC resins, which increased product costs significantly compared to last year. Overall processing yields were unfavorable compared to 1999, and were a major contributor to the lower gross margin. Manufacturing and development costs were higher for certain automotive products. Increases were also experienced in labor rates, healthcare costs, and utility costs. Lower contractual selling prices, mainly to a major automotive customer, also contributed to the margin decrease, as did unfavorable European pricing caused by currency exchange rates. Partially offsetting this was the gross margin at Brite-Line Technologies, which increased to 37.0% from 33.8% last year, due to a shift to higher margin customers, and to higher selling prices, offset by lower manufacturing absorption.

Selling, general and administrative expenses, as a percentage of sales, were lower in 2000 at 18.2%, compared to 19.4% last year. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 17.4% from 18.4% last year. The major factor was a decrease in bonus and profit sharing of approximately $480,000. In addition, lower professional fees, advertising, and outside warehouse costs contributed to the decrease. These decreases were offset in part by an environmental cleanup cost of $205,000 incurred this year. At Brite-Line Technologies, selling, general and administrative expenses, as a percentage of sales, decreased to 25.3% of sales, from 26.3% last year. The major factor was decreased professional fees of $300,000, largely because of a reduction in patent litigation activities, and freight and sales salaries were also reduced from last year.

Interest expense increased $76,000 from last year, because of both higher average loan balances and higher interest rates on the revolving line of credit in 2000 as compared to 1999. This was offset in part by lower balances for term debt and a favorable shift in loan balances to Libor-based interest rates.

The above factors generated a pre-tax profit of $96,000, compared to a $3,679,000 last year, and net income of $58,000, compared to $2,202,000 last year. Included in last year's results was a $1,750,000 pretax ($1,050,000 after tax) gain from an insurance settlement with one of Plymouth's previous liability insurance carriers.

Liquidity

Cash generated from operating activities was $0.8 million in the first half of 2000, as compared to $0.8 million used in the first half of 1999. The major factors contributing to cash from operating activities include depreciation and amortization of $1.5 million, primarily at Plymouth Tapes, an increase in accounts payable of $2.0 million, and a decrease in prepaid expenses of $0.2. This was offset, in part, by a reduction in accrued expenses of $1.2 million, primarily at Plymouth Tapes, an increase in inventory of $0.9 million, primarily at Plymouth Tapes, an increase in accounts receivable of $0.5 million to support higher seasonal activity at Brite-Line, and a decrease in other liabilities of $0.3 million. This operating cash flow, an increase in the revolving line of credit of $2.1 million, and additional term borrowings totaling $1.5 million, were used to finance capital expenditures of $2.7 million and pay off or reduce term debt and capital leases of $1.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

As of June 2, 2000, the Company had approximately $0.3 million of unused borrowing capacity under its $18 million line of credit with its primary lender, after consideration of collateral limitations and the letter of credit related to a guarantee of 80 million pesetas (approximately $0.6 million) on a term loan agreement with a Spanish bank syndicate. On the first business day of the third quarter, the Company recorded a normal monthly cash payment of $2.0 million from a major customer, increasing the borrowing capacity to approximately $1.6 million. As of June 2, 2000, the Company was technically in default of certain of its financial borrowing covenants. The Company has subsequently received a waiver of these defaults from the applicable lenders, effective June 2, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

            Second Quarter, 2000, Compared with Second Quarter, 1999


In the second quarter of 2000, sales decreased 3% to $20,924,000 compared to $21,505,000 last year. Sales at Plymouth Tapes increased 4%, to $17,775,000 from $17,150,000 last year. Sales increases in the electrical and vinyl films markets were offset by the automotive market, which was down approximately 3% from last year. At Brite-Line Technologies, sales decreased 28% to $3,149,000 from $4,355,000 last year, largely due to unacceptable pricing in Europe due to currency exchange rates, and unfavorable spring weather conditions in certain key market regions.

Gross margin decreased to 22.4% from 27.9% last year. Plymouth Tapes' gross margin decreased to 19.0% from 24.3% last year. The major factor was rising raw material purchase prices, primarily for PVC resins, which increased product costs significantly compared to last year. Overall processing yields were unfavorable compared to last year, and were a major contributor to the lower gross margin. Increases were also experienced in labor rates, healthcare costs, and utility costs. Lower contractual selling prices, mainly to a major automotive customer, also contributed to the margin decrease, as did unfavorable European pricing caused by currency exchange rates. At Brite-Line Technologies, gross margin decreased to 41.5% from 42.2% last year, due to lower manufacturing absorption, mostly offset by a shift to higher margin customers and higher selling prices.

Selling, general and administrative expenses, as a percentage of sales, were lower in 2000 at 16.7%, compared to 19.0% last year. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 16.7% from 18.0% last year. The major factor was a decrease in bonus and profit sharing of approximately $440,000. In addition, lower advertising and outside warehouse costs contributed to the decrease. These decreases were offset in part by an environmental cleanup cost of $205,000 incurred this year. At Brite-Line Technologies, selling, general and administrative expenses, as a percentage of sales, decreased to 16.6% of sales, from 22.7% last year. The major factor was decreased professional fees of $409,000, largely because of a reduction in patent litigation activities, and freight and sales salaries were also reduced from last year.

Interest expense increased $21,000 from last year, because of both higher average loan balances and higher interest rates on the revolving line of credit in 2000 as compared to 1999. This was offset in part by lower balances for term debt and a favorable shift in loan balances to Libor-based interest rates.

The above factors generated a pre-tax profit of $647,000, compared to a $3,080,000 last year, and net income of $377,000, compared to a $1,843,000 last year. Included in last year's results was a $1,750,000 pretax ($1,050,000 after tax) gain from an insurance settlement with one of Plymouth's previous liability insurance carriers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

Impact of New Accounting Pronouncements


In June, 1998, the Financial Accounting Standards Board issued FAS 133 -
Accounting for Derivative Instruments and Hedging Activities.   FAS 133 will
require the Company to record derivative instruments, such as foreign currency hedges, on the Consolidated Balance Sheet as assets or liabilities, measured at
fair value.   Currently, the Company treats such instruments as off-balance
-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. In June, 1999, the Financial
Accounting Standards Board issued FAS 137 - Accounting for Derivative and Similar Financial Instruments and for Hedging Activities - Deferral of the Effective Date of FAS 133. FAS 137 changed the effective date for implementation of FAS 133. FAS 133 will be effective for the Company on December 2, 2000, the beginning of fiscal year 2001. The Company currently does not expect the impact of adopting FAS 133 to be material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company no later that the fourth fiscal quarter of fiscal years beginning after December 15, 1999.
The Company currently does not expect the impact of adopting SAB 101 to be material.



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

          None

Item 3.          Defaults upon Senior Securities

          Not Applicable

Item 4.          Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting was held on April 27, 2000.

The following members were elected to the Company's Board of Directors to hold office for the ensuing three-year term:

     Nominees                    In Favor          Opposed

Maurice J. Hamilburg, Duane E. Wheeler
    and Sumner Kaufman           764,343             1,960

The results on the voting of the following additional item were as follows:

Approval of the Company's two amendments to the 1995 Non-Employee
Directors' Stock Option Plan:

     In Favor     Opposed     Abstain          No Vote

     505,149       34,842        473              -0-

Approval of the Company's amendment to the 1995 Employee Incentive Stock Option Plan:

     In Favor     Opposed     Abstain          No Vote

     505,150       34,841        473              -0-

The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the next fiscal year:

     In Favor     Opposed     Abstain          No Vote

     763,630          100        613             -0-

Item  5.          Other Information

          None

Item 6.          Exhibits and Reports on Form 8-K

(a) Exhibits:  See Index to Exhibits
(b) Not Applicable
                                      16

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.








                                            Plymouth Rubber Company, Inc.
                                                     (Registrant)




                                                /s/ Joseph J. Berns
                                                    Joseph J. Berns
                                                Vice President - Finance




Date:               July  17, 2000

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

(4)(xxi) First Amended and Restated Schedule A - Special Provisions to Loan and Security Agreement between Plymouth Rubber Company, Inc., and LaSalle National Bank dated June 16, 1999 - incorporated by reference to Exhibit (4)(xix) to the Company's report on Form 10-Q for the quarter ended March 3, 2000.

(4)(xxii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1999 - incorporated by reference to Exhibit (4)(xix) to the Company's report on Form 10-Q for the quarter ended March 3, 2000.
                                      19

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

(16)   Not  Applicable.

(18)   Not  Applicable.

(19)   Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)   Not  Applicable.

(23)   Not Applicable.

(24)   Not  Applicable.

(27)   Financial data schedule for the six months ended June 2, 2000.

(28)   Not Applicable.

(29)   Not Applicable.