Form 10-Q
period 2000-09-01
PLYMOUTH RUBBER CO INC
filed 2000-10-16
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  September 1, 2000       Commission  File  Number  1-5197


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












                         PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements:                         Page No.

    Condensed Consolidated Statement of Operations and
           Retained Earnings (Deficit). . . . . . . . . . . . .          2

    Condensed Consolidated Statement of Comprehensive
           Income . . . . . . . . . . . . . . . . . . . . . . .          3

    Condensed Consolidated Balance Sheet  . . . . . . . . . . .          4

    Condensed Consolidated Statement of Cash Flows. . . . . . .          5

    Notes To Condensed Consolidated Financial Statements  . . .        6-11

   Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . .       12-15



PART II.  OTHER INFORMATION                                             16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                         PLYMOUTH RUBBER COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND RETAINED EARNINGS (DEFICIT)

             (In Thousands Except Share and Per Share Amounts)
                                  (Unaudited)


                                  Third Quarter Ended      Nine Months Ended
                                  -------------------     --------------------
                                  Sept. 1,    Aug. 27,    Sept. 1,    Aug. 27,
                                     2000      1999         2000       1999
                                  --------   --------    --------    --------
Net Sales . . . . . . . . . . . . $ 18,385   $ 18,685    $ 56,282    $ 56,596

Cost and Expenses:
  Cost of products sold . . . . .   15,191     13,515      45,000      41,072
  Selling, general and
     administrative . . . . . . .    3,325      4,167      10,220      11,532
 Insurance settlement . . . . . .       --         --          --      (1,750)
                                  --------   --------    --------    --------
                                    18,516     17,682      55,220      50,854
                                  --------   --------    --------    --------
Operating income (loss) . . . . .     (131)     1,003       1,062       5,742
Interest expense  . . . . . . . .     (615)      (493)     (1,718)     (1,520)
Other  expense  . . . . . . . . .       (9)         2          (3)        (31)
                                  --------   --------    --------    --------
Income (loss) before taxes. . . .     (755)       512        (659)      4,191
Benefit (provision) for
  income taxes  . . . . . . . . .      302       (205)        264      (1,682)
                                  --------   --------    --------    --------
Net income (loss) . . . . . . . .     (453)       307        (395)      2,509
Retained earnings (deficit)
    at beginning of  period . . .    2,736      1,758       2,678        (444)
                                  --------   --------    --------    --------
Retained earnings
    at end of period. . . . . . . $  2,283   $  2,065    $  2,283    $  2,065
                                  ========   ========    ========    ========

Per Share Data:

Basic Earnings Per Share:

Net Income (loss) . . . . . . . . $   (.22)  $    .15    $   (.19)   $   1.21
                                  ========   ========    ========    ========
Weighted average number of
  shares outstanding  . . . . . . 2,036,889  2,060,600   2,043,012   2,071,333


Diluted Earnings Per Share:

Net Income (loss) . . . . . . . . $   (.22)  $    .14    $   (.19)   $   1.14
                                  ========   ========    ========    ========
Weighted average number of
  shares outstanding  . . . . . . 2,036,889  2,201,679   2,043,012   2,202,604






See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                               (In Thousands)
                                 (Unaudited)

                                  Third Quarter Ended      Nine Months Ended
                                  -------------------     --------------------
                                  Sept. 1,    Aug. 27,    Sept. 1,    Aug. 27,
                                     2000      1999         2000       1999
                                  --------   --------    --------    --------
Net income (loss) . . . . . . . . $   (453)  $    307    $   (395)   $  2,509

Other comprehensive income, net of tax:
  Foreign currency translation
     adjustment . . . . . . . . .      (42)         1        (101)        (77)
                                  --------   --------    --------    --------
 Other comprehensive income . . .      (42)         1        (101)        (77)
                                  --------   --------    --------    --------
Comprehensive income (loss) . . . $   (495)  $    308    $   (496)   $  2,432
                                  ========   ========    ========    ========






































See Accompanying Notes To Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                               (In Thousands)

                                       Sept. 1,       Dec. 3,
                                         2000           1999
                                   ------------     ----------
                                    (Unaudited)
Assets
Current Assets:
   Cash . . . . . . . . . . . . . $          2       $     --
   Accounts receivable. . . . . .       12,312         12,419
   Allowance for doubtful accounts        (353)          (369)

   Inventories:
     Raw materials. . . . . . . .        4,678          4,481
     Work in process  . . . . . .        2,158          2,332
     Finished goods . . . . . . .        7,109          7,661
                                   ------------     ----------
                                        13,945         14,474

   Deferred tax assets, net . . .        1,580          1,580
   Prepaid expenses and other
     current assets . . . . . . .          684            913
                                   ------------     ----------
    Total current assets  . . . .       28,170         29,017
                                   ------------     ----------
Plant Assets:
   Plant assets . . . . . . . . .       47,919         43,871
   Less: Accumulated depreciation      (21,552)       (19,678)
                                   ------------     ----------
    Total plant assets, net . . .       26,367         24,193
                                   ------------     ----------
Other Assets:
   Deferred tax assets, net . . .          691            678
   Other long-term assets . . . .          860          1,027
                                   ------------     ----------
    Total other assets. . . . . .        1,551          1,705
                                   ------------     ----------
                                  $     56,088      $  54,915
                                    ===========      =========
Liabilities and Stockholders' Equity
Current Liabilities:
   Revolving line of credit . . . $     13,679      $  11,233
   Trade accounts payable . . . .        7,080          6,827
   Accrued expenses . . . . . . .        2,544          4,378
   Current portion of long-term
     borrowings . . . . . . . . .       13,813          3,260
                                   ------------     ----------
    Total current liabilities . .       37,116         25,698
                                   ------------     ----------
Long-Term Liabilities:
   Borrowings . . . . . . . . . .        1,558         10,796
   Pension obligation . . . . . .        2,189          2,546
   Other. . . . . . . . . . . . .        2,421          2,538
                                   ------------     ----------
    Total long-term liabilities .        6,168         15,880
                                   ------------     ----------
Stockholders' Equity:
   Preferred stock  . . . . . . .           --             --
   Class A  voting common stock .          810            810
   Class B non-voting common stock       1,281          1,280
   Paid in capital. . . . . . . .        9,084          9,083
   Retained earnings  . . . . . .        2,283          2,678
   Accumulated other
     comprehensive loss . . . . .         (280)          (179)
   Deferred compensation. . . . .          (47)           (76)
                                   ------------     ----------
                                        13,131         13,596
   Less: Treasury stock at cost .         (327)          (259)
                                   ------------     ----------
    Total stockholders' equity          12,804         13,337
                                   ------------     ----------
                                  $     56,088      $  54,915
                                    ===========      =========

See Accompanying Notes To Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)
                                  (Unaudited)


                                                            Nine Months Ended
                                                        -----------------------
                                                          Sept. 1,    Aug. 27,
                                                            2000        1999
                                                        ----------   ----------
Cash flows relating to
 operating activities:
  Net Income (loss) . . . . . . . . . . . . . . . . .   $   (395)   $    2,509
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
         Depreciation and amortization  . . . . . . .      2,154         1,849
         Amortization of deferred compensation  . . .         29            29
    Changes in assets and liabilities:
         Accounts receivable  . . . . . . . . . . . .       (113)         (840)
         Inventory  . . . . . . . . . . . . . . . . .        405        (2,523)
         Prepaid expenses . . . . . . . . . . . . . .        226           121
         Other assets . . . . . . . . . . . . . . . .         41            29
         Accounts payable . . . . . . . . . . . . . .        366           656
         Accrued expenses . . . . . . . . . . . . . .     (1,876)          955
         Other liabilities  . . . . . . . . . . . . .        (20)          (86)
         Pension obligation . . . . . . . . . . . . .       (357)         (411)
                                                        ----------   ----------
Net cash provided by operating activities                    460         2,288
                                                        ----------   ----------
Cash flows relating to investing activities:
  Capital expenditures  . . . . . . . . . . . . . . .     (4,456)       (3,208)
  Sale/leaseback of plant assets  . . . . . . . . . .         --           153
                                                        ----------   ----------
Net cash used in investing activities                     (4,456)       (3,055)
                                                        ----------   ----------
Cash flows relating to financing activities:
  Net increase in revolving line of credit. . . . . .      2,530           428
  Proceeds from term debt . . . . . . . . . . . . . .      4,095         2,618
  Payments of term debt . . . . . . . . . . . . . . .     (2,157)       (1,366)
  Payments on capital leases  . . . . . . . . . . . .       (447)         (454)
  Treasury stock purchase . . . . . . . . . . . . . .        (68)         (193)
  Proceeds from issuance of common stock  . . . . . .          2             9
                                                        ----------   ----------
Net cash provided by financing activities                  3,955          1,042
                                                        ----------   ----------
Effect of exchange rates on cash. . . . . . . . . . .         43             10
Net change in cash  . . . . . . . . . . . . . . . . .          2            285
Cash at the beginning of the period . . . . . . . . .         --             54
                                                        ----------   ----------
Cash at the end of the period . . . . . . . . . . . .   $      2     $      339
                                                        ==========   ==========

Supplemental Disclosure of Cash Flow Information


Cash paid for interest. . . . . . . . . . . . . . . .   $   1,006    $   1,519
                                                        =========    =========
Cash paid for income taxes. . . . . . . . . . . . . .   $     417    $     484
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

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned" and non-participating parties' shares, the Company most recently has been contributing approximately 2.16% toward the performing PRP group's ongoing expenses. To date approximately $15 million in response costs have been spent or committed at this Site. Based upon the extensive investigations and remedial actions conducted at the Site to date, it is presently estimated that the total future costs at the SRS Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of September 1, 2000, management has accrued $474,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $252,000 in payments made to date by the Company.

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


Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP"), and DEP has issued
Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 for the set of five tanks and RTN Nos. 3-15347 and 3-19744 for the set of three tanks). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the contamination appears to be confined to a small area of soil and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil and groundwater in the vicinity of the tanks. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $172,000, and that amount has been accrued in the accompanying financial statements.

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

                         PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited) (Continued)


In April, 2000 the Company received a Chapter 21E Notice of
Responsibility from DEP concerning an oil release in the portion of the East Branch of the Neponset River that flows through the Company's property in Canton, Massachusetts (RTN No. 3-19407). The Company had duly reported the presence of oil in the river to the appropriate government agencies. The Company commenced cleanup and investigatory actions as soon as it became aware of the presence of the oil, and immediately retained both an LSP to oversee response actions in this matter and also an environmental services firm to perform cleanup and containment services. At the present time, neither the source nor the cause of the release has been positively determined. Costs incurred to date have totaled approximately $241,000. These costs have been funded through operating cash flows. It is not yet possible to estimate the total costs of any further investigation or remedial actions that may be required in this matter, or Plymouth's potential share of liability or responsibility therefor.



(3) The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                           Third Quarter Ended September 1, 2000
                           -------------------------------------------
                                Income       Shares          Per Share
                             (Numerator)   (Denominator)       Amount
                            ------------   -------------   -----------
Basic EPS
  Income (loss) available to
    common stockholders     $  (453,000)     2,036,889     $    (.22)
                                                            =========
  Effect of Dilutive Security (A)
       options                       --             --
                            ------------   -------------
Diluted EPS
  Income (loss) available to
    common stockholders and
      assumed conversions   $  (453,000)     2,036,889     $    (.22)
                            ============     =========      =========


                           Third Quarter Ended August 27, 1999
                           -------------------------------------------
                                Income       Shares          Per Share
                             (Numerator)   (Denominator)       Amount
                            ------------   -------------   -----------
Basic EPS
  Income available to common
     stockholders           $   307,000      2,060,600     $     .15
                                                             ========
  Effect of Dilutive Security (A)
       options                       --        141,079
                            ------------   -------------
Diluted EPS
  Income available to common
     stockholders and assumed
      conversions           $   307,000      2,201,679     $     .14
                            ============     =========      =========

                         PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Unaudited) (Continued)

(A) Options for 337,830 and 142,625 shares of common stock were outstanding at September 1, 2000 and August 27, 1999, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive. In addition, options for 57,976 shares of common stock were outstanding at September 1, 2000, but were not included in computing diluted earnings per share because of the loss.

                           Nine Months Ended September 1, 2000
                           -------------------------------------------
                                Income       Shares          Per Share
                             (Numerator)   (Denominator)       Amount
                            ------------   -------------   -----------
Basic EPS
  Income (loss) available to
    common stockholders     $  (395,000)     2,043,012    $    (.19)
                                                            =========
  Effect of Dilutive Security (B)
       options                       --             --
                            ------------   -------------
Diluted EPS
  Income (loss) available to
    common stockholders and
      assumed conversions   $  (395,000)     2,043,012    $    (.19)
                            ============     =========      =========

                           Nine Months Ended August 27, 1999
                           -------------------------------------------
                                Income       Shares          Per Share
                             (Numerator)   (Denominator)       Amount
                            ------------   -------------   -----------
Basic EPS
  Income available to common
     stockholders           $ 2,509,000      2,071,333    $    1.21
                                                           =========
  Effect of Dilutive Security (B)
       options                       --        131,271
                            ------------   -------------
Diluted EPS
  Income available to common
     stockholders and assumed
      conversions           $ 2,509,000      2,202,604    $    1.14
                            ============     =========      =========

(B) Options for 261,030 and 192,250 shares of common stock were outstanding at September 1, 2000 and August 27, 1999, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive. In addition, options for 92,971 shares of common stock were outstanding at September 1, 2000, but were not included in computing diluted earnings per shared because of the loss.

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

                          PLYMOUTH RUBBER COMPANY, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited) (Continued)

As of September 1, 2000, the Company was technically in default of two of its financial covenants (minimum working capital and minimum fixed charge coverage ratio) with its primary term debt lender. Because of a cross default provision, the Company was also in default of a covenant with its primary working capital lender. The Company has requested waivers of these defaults from these lenders, but can give no assurance regarding its ability to successfully obtain such waivers. As a result, the $10,052,000 long-term portion of debt with these lenders has been classified as current on the Company's Balance Sheet. The Company is working with both of its major lenders to renegotiate or refinance its debt, and/or to renegotiate the applicable financial covenants.

(5) On December 30, 1999 the Company entered into a new loan agreement in the amount of $550,000 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment. On March 3, 2000 the Company entered into a new loan agreement in the amount of $810,250 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment. On May 3, 2000 the Company entered into a new loan agreement in the amount of $161,313 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment. On June 5, 2000 the Company entered into a new loan agreement in the amount of $1,469,979 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment. On August 24, 2000 the Company entered into a new loan agreement in the amount of $1,104,077 with an equipment lender to finance the acquisition of certain equipment. The new loan is secured by a first interest in the equipment


(6) In June, 1998, the Financial Accounting Standards Board issued FAS 133
- Accounting for Derivative Instruments and Hedging Activities.   FAS 133
will require the Company to record derivative instruments, such as foreign currency hedges, on the Consolidated Balance Sheet as assets or
liabilities, measured at fair value.   Currently, the Company treats such
instruments as off-balance-sheet items. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the specific use of each derivative instrument and whether it qualifies for hedge accounting treatment as stated in the standard. In June 1999, the Financial Accounting Standards Board issued FAS 137 - Accounting for Derivative and Similar Financial Instruments and for
Hedging Activities - Deferral of the Effective Date of FAS 133. FAS 137 changed the effective date for implementation of FAS 133. FAS 133 will be effective for the Company on December 2, 2000, the beginning of fiscal year 2001. The Company currently does not expect the impact of adopting FAS 133 to be material.

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

(8) In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, - Accounting for Shipping and Handling Fees and Costs ("Issue 00-10"). Issue 00-10, requires that all amounts billed to customers related to shipping and handling should be classified as revenues. In addition, Issue 00-10, specifies that the classification of shipping and handling cost is an accounting policy decision that should be disclosed pursuant to APB 22, Disclosure of Accounting Policies. A company may adopt a policy of including shipping and handling costs in cost of sales.
If shipping and handling costs are not included in cost of sales,

                         PLYMOUTH RUBBER COMPANY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)


a company should disclose both the amount of such cost and which line item on the income statement includes those costs. Issue 00-10 will be effective for the Company no later that the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company currently does not expect the impact of adopting Issue 00-10 to be material.


(9) Plymouth Rubber Company, Inc. and its subsidiaries primarily operate through the following two business segments: Plymouth Tapes and Brite-Line Technologies. Management has determined these to be Plymouth Rubber Company's business segments, based upon its process of reviewing and assessing Company performance, and allocating resources. Plymouth Tapes manufactures plastic and rubber products, including automotive, electrical, and industrial tapes. Brite-Line Technologies manufactures and supplies rubber and plastic highway marking and safety products.

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

The table below presents information related to Plymouth Rubber's business segments for the three months and the nine months ended
September 1, 2000 and August 27, 1999.

                                  Third Quarter Ended      Nine Months Ended
                                  -------------------     --------------------
                                  Sept. 1,    Aug. 27,    Sept. 1,    Aug. 27,
                                     2000      1999         2000       1999

Segment sales to unaffiliated customers:
 Plymouth Tapes . . . . . . . .   $ 15,787   $ 15,539    $ 49,890    $ 48,406
 Brite-Line Technologies. . . .      2,598      3,146       6,392       8,190
                                  --------   --------    --------    --------
 Consolidated net sales . . . .   $ 18,385   $ 18,685    $ 56,282    $ 56,596
                                  ========   ========    ========    ========

Segment income (loss):
 Plymouth Tapes . . . . . . . .   $   (496)  $  1,197    $    253    $  5,560
 Brite-Line Technologies. . . .        365       (194)        809         182
                                  --------   --------    --------    --------
 Consolidated operating
    income (loss) . . . . . . .       (131)     1,003       1,062       5,742
 Interest expense . . . . . . .       (615)      (493)     (1,718)     (1,520)
 Other, net . . . . . . . . . .         (9)         2          (3)        (31)
                                  --------   --------    --------    --------
 Consolidated income (loss)
    before tax  . . . . . . . .   $   (755)  $    512    $   (659)   $  4,191
                                  ========   ========    ========    ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

First Nine Months, 2000, Compared with First Nine Months, 1999


In the first nine months of 2000, sales decreased 1% to $56,282,000, compared with $56,596,000 last year. Sales at Plymouth Tapes increased 3%, to $49,890,000, from $48,406,000 last year. Sales decreased approximately 2% in the automotive market, which was mostly offset by sales increases of approximately 13% in the electrical tape, vinyl films, and other markets. At Brite-Line Technologies, sales decreased 22% to $6,392,000 from $8,190,000 last year, largely due to lower than expected reorder business, unacceptable pricing in Europe due to currency exchange rates, and unfavorable spring weather conditions in certain key market regions.

Gross margin decreased to 20.1% from 27.4% last year. Plymouth Tapes' gross margin decreased to 18.2% from 26.3% last year. One major factor was rising raw material purchase prices, primarily for PVC resins, which increased product costs significantly compared to last year, and which to date the Company was largely unable to pass along to customers. The resultant margin decrease is estimated in excess of $1,500,000 for the nine months. Another factor was the extensive length of the plant shutdown during July and early August. This extended shutdown was necessary to install and debug a large number of capital equipment additions and improvements. The resultant low production output produced a large overhead absorption variance, estimated at approximately $400,000, lower direct labor utilization, and lower sales due to the inability to temporarily produce certain products. Overall processing yields were also significantly unfavorable compared to last year, and were a major contributor to the lower gross margin. One large component of the lower processing yields was the installation and startup costs for certain coating equipment, which were more extensive than expected. In addition, manufacturing and development costs were higher for certain automotive products. Increases were also experienced in indirect labor, equipment repair, healthcare, and utility costs. Lower contractual selling prices, mainly to a major automotive customer, also contributed approximately $400,000 to the margin decrease, as did unfavorable European pricing caused by currency exchange rates. Slightly offsetting this was the gross margin at Brite-Line Technologies, which increased to 34.7% from 33.8% last year, due to a shift to higher margin customers, and to higher selling prices, offset by lower manufacturing absorption.

Selling, general and administrative expenses, as a percentage of sales, were lower in 2000 at 18.2%, compared to 20.4% last year. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 17.7% from 18.5% last year. The major factor was a decrease in bonus and profit sharing of approximately $707,000. In addition, professional fees decreased approximately $100,000, and advertising decreased approximately $90,000. These decreases were offset in part by an environmental cleanup cost of $241,000, higher salaries, freight, commissions, and bad debt expense. At Brite-Line Technologies, selling, general and administrative expenses, as a percentage of sales, decreased to 22.0% of sales, from 31.6% last year. The major factor was decreased professional fees of $997,000, largely because of a high level of patent litigation activities in the prior year, as well as higher field equipment costs, slightly offset by $148,000 lower freight expenses, and lower salaries. Interest expense increased $198,000 from last year, because of both higher average loan balances (approximately $3,300,000 higher) and higher interest rates on the revolving line of credit (approximately 0.7% higher) in 2000 as compared to 1999. This was slightly offset by lower balances for term debt and a favorable shift in loan balances to Libor-based interest rates.

The above factors generated a pre-tax loss of $659,000, compared to a $4,191,000 profit last year, and a net loss of $395,000, compared to a net profit $2,509,000 last year. Included in last year's results was a $1,750,000 pretax ($1,050,000 after tax) gain from an insurance settlement with one of Plymouth's previous liability insurance carriers.

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                            (Continued)


Liquidity

Cash generated from operating activities was $0.5 million in the first nine months of 2000, as compared to $2.3 million in the first nine months of 1999. The major factors contributing to cash from operating activities include depreciation and amortization of $2.2 million, primarily at Plymouth Tapes, a decrease in inventory of $0.4 million, reflecting the low level of production activity in the third quarter, an increase in accounts payable of $0.4 million, a decrease in prepaid expenses of $0.2 million, and a decrease in other assets of $0.1 million. This was offset, in part, by a reduction in accrued expenses of $1.9 million, primarily at Plymouth Tapes, an increase in pension obligation of $0.4 million, a net loss of $0.4 million, and an increase in accounts receivable of $0.1 million. This operating cash flow, an increase in the revolving line of credit of $2.5 million, and additional term borrowings totaling $4.1 million, were used to finance capital expenditures of $4.5 million and pay off or reduce term debt and capital leases of $2.6 million.

As of September 1, 2000, the Company had approximately $0.9 million of unused borrowing capacity under its $18 million line of credit with its primary lender, after consideration of collateral limitations and the letter of credit related to a guarantee of 80 million pesetas (approximately $0.6 million) on a term loan agreement with a Spanish bank syndicate. As of September 1, 2000, the Company was technically in default of two of its financial covenants (minimum working capital and minimum fixed charge coverage ratio) with its primary term debt lender. Because of a cross default provision, the Company was therefore also in default of a covenant with its primary working capital lender. As a result, the $10,052,000 long-term portion of debt with these lenders has been classified as current on the Company's Balance Sheet, and the total debt with these lenders currently would be payable on demand. The Company has requested waivers of these defaults from these lenders, but can give no assurance regarding its ability to successfully obtain such waivers.

The Company is working with both of its major lenders to renegotiate or refinance its debt, and/or to renegotiate the applicable financial covenants. The Company believes that it will be able to renegotiate or secure replacement financing from its working capital lender and/or other lenders. In the opinion of management, anticipated cash flows from operations and from refinanced or replacement debt facilities, will provide sufficient funds to meet the Company's anticipated future operating expenses, capital expenditures, and debt service obligations , as they become due. Although management expects to be able to accomplish its plans, there is no assurance that it will be able to do so. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial condition, and future operations.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                            (Continued)

Third Quarter, 2000, Compared with Third Quarter, 1999


In the third quarter of 2000, sales decreased 2% to $18,385,000 compared to $18,685,000 last year. Sales at Plymouth Tapes increased 2%, to $15,787,000 from $15,539,000 last year. Sales in the automotive market decreased approximately 3%, which was more than offset by sales increases of approximately 10% in the electrical tape, vinyl films, and other markets. At Brite-
Line Technologies, sales decreased 17% to $2,598,000 from $3,146,000 last year, largely because of lower than expected reorder business.

Gross margin decreased to 17.4% from 27.7% last year. Plymouth Tapes' gross margin decreased to 15.1% from 26.4% last year, and was the major source of the decrease. One major factor was rising raw material purchase prices, primarily for PVC resins, which increased product costs significantly compared to last year, and which to date the Company has been largely unable to pass along to customers. The resultant margin decrease is estimated in excess of $500,000 for the quarter. Another factor was the extensive length of the plant shutdown during July and early August. This extended shutdown was necessary to install and debug a large number of capital equipment additions and improvements. The resultant low production output produced a large overhead absorption variance, estimated at approximately $400,000, lower direct labor utilization, and lower sales.
Overall processing yields were also significantly unfavorable compared to last year, and were a major contributor to the lower gross margin, as the installation and startup costs for certain coating equipment, were more extensive that expected. Increases were also experienced in indirect labor, equipment repair, healthcare, and utility costs. Lower contractual selling prices to a major automotive customer, also contributed approximately $100,000 to the margin decrease, as did unfavorable European pricing caused by currency exchange rates. At Brite-Line Technologies, gross margin decreased to 31.3% from 33.9% last year, due largely to lower manufacturing absorption from the lower sales, and an inventory reduction.

Selling, general and administrative expenses, as a percentage of sales, were lower in 2000 at 18.1%, compared to 22.3% last year. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 18.2% from 18.7% last year. The major factor was a decrease in bonus and profit sharing of approximately $225,000, and $48,000 in lower advertising costs, mostly offset by increased warehouse handling costs of $85,000, an increase in the environmental reserve of $56,000, and higher salaries, cleanup costs, and bad debt expense. At Brite-Line Technologies, selling, general and administrative expenses, as a percentage of sales, decreased to 17.2% of sales, from 40.1% last year. The major factor was decreased professional fees of $718,000, largely because of a high level of patent litigation activities in the prior year, as well as higher field equipment costs, slightly offset by $74,000 lower freight expenses, and lower salaries and travel expenses.

Interest expense increased $122,000 from last year, because of higher average loan balances (approximately $4,000,000 higher) and higher interest rates (approximately 1.4% higher) on the revolving line of credit in 2000 as compared to 1999. This was slightly offset by lower balances for term debt.

The above factors generated a pre-tax loss of $755,000, compared to a $512,000 profit last year, and a net loss of $453,000, compared to $307,000 profit last year.

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

In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, - Accounting for Shipping and Handling Fees and Costs
("Issue 00-10"). Issue 00-10, requires that all amounts billed to customers related to shipping and handling should be classified as revenues. In addition, Issue 00-10, specifies that the classification of shipping and handling cost is an accounting policy decision that should be disclosed pursuant to APB 22, - Disclosure of Accounting Policies. A company may adopt a policy of including shipping and handling costs in cost of sales.
If shipping and handling costs are not included in cost of sales, a company should disclose both the amount of such cost and which line item on the income statement includes those costs. Issue 00-10 will be effective for the Company no later that the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company currently does not expect the impact of adopting Issue 00-10 to be material.


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




Date:  October 16, 2000

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

(4)(xix) Amendment to Loan and Security Agreement between Brite-Line Technologies, Inc., and LaSalle National Bank dated February 18, 1999
- incorporated by reference to Exhibit (4)(xviii) to the Company's report on Form 10-Q for the quarter ended February 26, 1999.

(4)(xx) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated June 29, 1999 - incorporated by reference to Exhibit (4)(xx) to the Company's report on Form 10-Q for the quarter ended August 26, 1999.

(4)(xxi) First Amended and Restated Schedule A - Special Provisions to Loan and Security Agreement between Plymouth Rubber Company, Inc., and
LaSalle National Bank dated June 16, 1999 - incorporated by reference to Exhibit (4)(xxi) to the Company's report on Form 10-Q for the quarter ended March 3, 2000.

(4)(xxii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1999 - incorporated by reference to Exhibit (4)(xxii) to the Company's report on Form 10-Q for the quarter ended March 3, 2000.

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

(16)     Not  Applicable.

(18)     Not  Applicable.

(19)     Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)      Not  Applicable.

(23)     Not Applicable.

(24)     Not  Applicable.

(27)     Financial data schedule for the nine months ended September 1, 2000.

(28)     Not Applicable.

(29) Not Applicable.
                                    20