Form 10-K
period 2000-12-01
PLYMOUTH RUBBER CO INC
filed 2001-03-01
CIK 79225

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:                     Commission File Number
          December 1, 2000                                 1-5197
          ----------------                                 ------

                          PLYMOUTH RUBBER COMPANY, INC.
             (Exact name of registrant as specified in its charter)

      Massachusetts                                       04-1733970
 ----------------------------                          ----------------
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

104 Revere Street, Canton, Massachusetts                    02021
----------------------------------------              ----------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code:    (781) 828-0220
                                                      ---------------

Securities registered pursuant to
   Section 12(b) of the Act:                      Name of each exchange on
     Title of each class                                Which registered
----------------------------------                -------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 504 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at January 29, 2001, was approximately $2,365,000.
-----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

              Class A common stock, par value $1 . . . . .   810,586
                                                             -------
              Class B common stock, par value $1 . . . . . 1,226,304
                                                           ---------

         Documents incorporated by reference:

         Portions of the registrant's definitive Proxy Statement to be dated on or about March 26, 2001 (the "Proxy Statement") are incorporated by reference in
Part III of this Report. Other documents incorporated by reference in this report are listed in the Index to Exhibits.

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

Because products are manufactured for inventory as well as to order for specific customers, both the order backlog and the inventory turnover vary significantly from market to market. In general, on a Company-wide basis, the backlog is equivalent to approximately one month's sales volume. The Company grants various payment terms in accordance with the standards dictated by individual markets; however, extended payment terms generally are not granted with the exception of certain foreign markets where payment terms may consider local customs and practices.

The markets served by the Company are highly competitive. Competition comprises a number of domestic and foreign companies, some of which have larger sales organizations and substantially greater resources than the Company. In general, the Company regards itself as having an average competitive position in the industry, although, based on available market information, it is believed that the Company is a significant factor in, and has captured significant shares of the markets for friction, rubber and vinyl tape products. The estimated number of competitors varies from market to market. The Company relies upon product design, product quality, price and service to maintain its competitive position in the markets served and no single product accounts for a predominant amount of the Company's total sales volume. Since 1988, the Company has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of the Delphi Packard Electric Division ("PED") of General Motors and its successor corporation, Delphi Automotive Systems Corporation ("Delphi") which was spun off from General Motors as of May 1999, and has also supplied part of PED's and Delphi's tape requirements for Europe and South America. In 2000, the Company signed a new contract with Delphi to supply PVC and some textile tapes until 2005. Delphi accounted for approximately 31%, 32% and 29% of the Company's net sales in 2000, 1999 and 1998, respectively. As Delphi constitutes a significant percentage of the Company's sales, loss of the business would have a material adverse effect on the Company. The Company is diversifying its automotive tapes business by adding new customers in the United States and abroad, and by developing new tapes for harnessing, as well as other products for other markets. The following table sets forth information with regard to competition in the worldwide markets from which the Company derives its largest volume of sales:

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

The Company is subject to various federal, state and local environmental protection regulations. To date, compliance with these regulations has not had a significant effect upon the capital expenditures, earnings or competitive position of the continuing operations of the Company. Refer to Item 3. Legal Proceedings and Note 11 of the Notes To Consolidated Financial Statements for a discussion of environmental liabilities associated with past operations.

With the exception of Plymouth Rubber Europa, S.A., the Company has no manufacturing operations in foreign countries; products sold to foreign customers are either exported from the United States or shipped from inventories maintained in foreign countries. Sales and purchases are largely performed in U.S. dollars. Certain sales and purchases are performed in foreign currencies.

The Company employs approximately 480 people.

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

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned" and non-participating parties' shares, the Company most recently has been contributing approximately 2.16% toward the performing PRP group's ongoing expenses. To date approximately $15 million in response costs have been spent or committed at this Site. Based upon the extensive investigations and remedial actions conducted at the Site to date, it is presently estimated that the total future costs at the SRS Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of December 1, 2000, management has accrued $474,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $252,000 in payments made to date by the Company.

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRPs (such as the Company), the EPA has named a number of other PRPs who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the SRS transshipper PRPs' waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the Site. The remediation program at the OSL Site has been divided into two phases, called Operable Units ("OU"). OU#1 primarily involves capping of the site and OU#2 is groundwater remediation, if any. A Record of Decision ("ROD") was issued in September, 1994 for OU#1 and, in December, 1997, following mediation, the Company contributed $140,180 in full settlement of OU#1 (toward a total contribution by the SRS transshipper PRPs of approximately $2.5 million). The SRS transshipper PRPs' payment of $2.5 million represented approximately 8% of the OU#1 total settlement. At present, neither the remedy for OU#2 nor the allocation of the costs thereof among the PRPs has been determined. Whatever remedy ultimately is selected, the SRS transshippers' allocable share of the OU#2 expenses likely will be greater than the 8% paid for OU#1. It has been estimated that the total costs of OU#2 may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter, which is net of approximately $168,000 in payments made to date by the Company.

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP"), and the DEP has issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 for the set of five tanks and RTN Nos. 3-15347 and 3-19744 for the set of three tanks). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the contamination appears to be confined to a small area of soil and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil and groundwater in the vicinity of the tanks. Costs incurred to date in connection with these two locations have totaled approximately $442,000. These costs have been funded through operating cash flows. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $329,000, and that amount has been accrued in the accompanying financial statements.

In January, 1997 the Company received a Chapter 21E Notice of Responsibility from the DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to the DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. The DEP contends that an independent disposal firm allegedly hired by the Company and other PRPs, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRPs. A group of PRPs, including the Company, has retained an LSP to conduct subsurface investigations at both sites. The LSP has completed Limited Subsurface Investigations at both sites. At the Freetown site, no reportable contamination was found either in soil or groundwater, and the LSP has recommended that the DEP close the site out. At the Dartmouth site, no reportable contamination was found in soil, while reportable, but lower than historical levels of contaminants were found in groundwater. The LSP's investigation at the Dartmouth site further indicates that there may be an upgradient off-site source of contaminants (which the Company would not be responsible for) that is impacting the site, and recommends further investigation into that possibility. While the results of the Limited Subsurface Investigations at these sites are relatively encouraging, until additional data is gathered, it is not possible to reasonably estimate the costs of any further investigation or cleanup that may be required at one or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been recorded in the accompanying financial statements with respect to these two sites.

In April, 2000 the Company received a Chapter 21E Notice of Responsibility from the DEP concerning an oil release in the portion of the East Branch of the Neponset River that flows through the Company's property in Canton, Massachusetts (RTN No. 3-19407). The Company had duly reported the presence of oil in the river to the appropriate government agencies. The Company commenced cleanup and investigatory actions as soon as it became aware of the presence of the oil, and immediately retained both an LSP to oversee response actions in this matter and also an environmental services firm to perform cleanup and containment services. At the present time, neither the source nor the cause of the release has been positively determined. Costs incurred to date have totaled approximately $232,000. These costs have been funded through operating cash flows. It presently is estimated that the future costs in this matter will total approximately $100,000 which has been accrued in the accompanying financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                          EXECUTIVE OFFICERS OF THE COMPANY
Name                           Position/Officer                           Age (at last Birthday)     Served Since
----                           ----------------                           ----------------------     ------------
Maurice J. Hamilburg           President and Co - Chief Executive
                                  Officer and Director                          54                       1987
Joseph D. Hamilburg            Chairman and Co - Chief Executive
                                   Officer and Director                         52                       1998
Fiore D. DiGiovine             VP - Mfg. Development                            73                       1987
Alan I. Eisenberg              VP - Sales & Marketing                           50                    1988 & 1986
Sheldon S. Leppo               VP - Research & Development                      66                       1970
Joseph J. Berns                VP - Finance and Treasurer                       54                       1997
Thomas L. McCarthy             VP - Manufacturing                               40                       1999
David M. Kozol                 Clerk and Secretary                              42                       1998

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

                            Class A            Class B                                 Class A             Class B
                        ----------------- -------------------                      ----------------- ---------------------
                         High      Low      High       Low                          High      Low      High        Low
                        -------- -------- ---------- --------                      -------- -------- ---------- ----------
Quarter 2000                                                  Quarter 1999
   First.............    8.25     7.00      7.00      6.31       First..........    6.63     6.00      6.38       5.75
   Second............    7.38     3.75      6.25      2.75       Second.........    7.00     6.25      6.94       6.00
   Third.............    5.81     4.75      4.19      3.25       Third..........    9.00     6.13      7.88       6.13
   Fourth............    5.94     3.25      5.44      2.63       Fourth.........    8.63     6.75      7.19       6.00

 (b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of January 26, 2001, the approximate number of holders of each class of equity securities of the Company was:

             Title of Class                                 Number of Holders
             --------------                                 -----------------
    Class A voting common stock $1.00 par value.............       220
    Class B non-voting common stock $1.00 par value.........       260

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED INCOME STATEMENT DATA:

                                                                           Years Ended
                                              -----------------------------------------------------------------------
                                                2000           1999           1998           1997            1996
                                              ---------      ---------      ----------     ----------     -----------

Net Sales                                   $ 74,392,000   $ 78,038,000   $ 69,390,000   $ 67,463,000    $57,404,000
Income (loss) from operations               $ (3,989,000)  $  3,122,000   $  1,838,000   $  1,266,000    $ 1,872,000
Per Share Data:
Income (loss) from operations
  (diluted)                                 $      (1.95)  $       1.42   $       0.84   $       0.58    $      0.84
Weighted average shares outstanding            2,041,481      2,198,480      2,200,406      2,174,482      2,226,008

SELECTED BALANCE SHEET DATA:
Total Assets                                  51,461,000     55,035,000     50,701,000     44,064,000     34,750,000
Long Term Liabilities                          6,318,000     16,000,000     16,919,000     15,858,000     11,439,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

Sales decreased 5% to $74.4 million (52 weeks) from $78.0 million (53 weeks) in 1999. Plymouth Tapes' sales of $66.6 million were down 3% from 1999. Sales in the automotive market decreased approximately 7%, largely due to weak fourth quarter sales. Sales in all other markets combined increased 5%, partially offsetting the automotive decrease. Sales at Brite-Line Technologies decreased 20% to $7,801,000 from $9,729,000 in 1999, largely due to lower than expected reorder business, unacceptable pricing in Europe due to currency exchange rates, and unfavorable spring weather conditions in certain key market regions.

Gross margin decreased to 19.1% from 27.6% in 1999. Plymouth Tapes' gross margin decreased to 17.4% from 27.0% in 1999. The major factor driving this decrease was rising raw material purchase prices during fiscal 2000, primarily for PVC resins, which increased product costs significantly compared to 1999, and which the Company was largely unable to pass along to customers. The resultant margin decrease is estimated to be $2,000,000 for the year. Another factor was extensive time during July and early August that was necessary to install and debug capital equipment additions and improvements. The resultant low production output produced a large overhead absorption variance, estimated at approximately $400,000, lower direct labor utilization, and lower sales due to the temporary inability to produce certain products. Overall processing yields were also significantly unfavorable compared to last year, and were a significant contributor to the lower gross margin. One large component of the lower processing yields was the installation and startup costs for certain coating equipment. In addition, manufacturing costs were higher for certain automotive products, due to product development activities. Increases were also experienced in indirect labor, equipment repair, healthcare, and utility costs. Lower contractual selling prices, mainly to a major automotive customer, also contributed approximately $400,000 to the margin decrease, as did unfavorable European pricing caused by currency exchange rates. Slightly offsetting this was the gross margin at Brite-Line Technologies, which increased to 34.1% from 31.8% in 1999.

Selling, general and administrative expenses are incurred and recorded in both Plymouth Tapes and Brite-Line Technologies. Certain of the selling, general and administrative expenses recorded in Plymouth Tapes could be considered as incurred for the benefit of Brite-Line, but are currently not allocated to that segment. These expenses include certain management, accounting, personnel and sales services, and a limited amount of travel, insurance, directors' fees and other expenses.

Selling, general and administrative expenses, as a percentage of sales, decreased to 19.1% from 20.4% in 1999. The major source of the decrease was Brite-Line Technologies, where selling, general and administrative expenses, as a percentage of sales, decreased to 22.8% from 32.7% last year. The major factor was a decrease in professional fees to $108,000 from $1,275,000 in 1999, due largely to costs in 1999 associated with a patent infringement lawsuit. Salaries in Brite-Line Technologies also decreased by approximately $147,000, due in large part to a reduction in accrued bonuses. Selling, general and administrative expenses, as a percentage of sales, in Plymouth Tapes decreased slightly to 18.6% from 18.7% last year. The major factor reducing expenses was a $912,000 decrease in bonus and profit sharing. There was also a $162,000 decrease in professional fees and a $104,000 decrease in advertising. These decreases were largely offset by a $582,000 increase in environmental expenses, an increase in salary and fringe of $158,000, a freight expense increase of $74,000, and a bad debt expense increase of $66,000.

Operating income for 1999 included an insurance settlement with one of the Company's previous liability insurance carriers. Under the terms of the agreement, the insurance carrier made a one-time payment of $1,750,000, in exchange for a release of all past, present, and future environmental claims.

Interest expense increased to $2,342,000 from $2,045,000 last year. The increase occurred because of both higher average loan balances (approximately $2,800,000 higher) and higher interest rates (approximately 0.8% higher) on the revolving line of credit in 2000 compared to 1999. This was partially offset by slightly lower average balances for term debt.

As a result of the above factors, income before taxes in 2000 decreased to a loss of $2,287,000, compared to a profit of $5,362,000 in 1999. Fiscal 1999 results benefited from a one-time insurance recovery of $1,750,000, and were adversely affected by $1,275,000 in expense connected with patent litigation. In accordance with the Statement of Financial Accounting No. 109, Accounting for Income Taxes (FAS 109), management performed an analysis of the realizability of its deferred tax assets. FAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the fourth quarter of fiscal 2000, the Company increased the valuation allowance for deferred tax assets by $2,387,000. Such an increase was deemed necessary as the net deferred tax asset balance at December 1, 2000 could not be carried back to recover taxes paid in previous years and will not be offset by the reversal of future taxable differences. Also, the Company's liquidity situation at December 1, 2000 provides significant negative evidence regarding the ability to generate sufficient taxable income in the future to recover these assets. The increase in the valuation allowance resulted in a $1,702,000 tax expense for fiscal 2000, compared to a $2,240,000 tax expense in 1999. Net income for fiscal 2000 decreased to a loss of $3,989,000, compared to a profit of $3,122,000 in 1999.

Cash generated from operating activities was $3.0 million in 2000, as compared to $4.3 million in 1999. The major factors contributing to cash from operating activities included depreciation and amortization of $2.8 million, deferred income tax expense of $2.4 million, a decrease in accounts receivable of $2.1 million, an increase in accounts payable of $1.0 million, a decrease in inventory of $0.5 million, an increase in environmental reserves of $0.4 million, and a decrease in other assets of $0.1 million. These were partially offset by a net loss of $4.0 million, a decrease in accrued expenses of $1.7 million, a decrease in pension obligation of $0.4 million, and a decrease in other liabilities of $0.2 million. The operating cash flow and cash provided through additional borrowings totaling $1.1 million under the Company's revolving line of credit, and $4.1 million under a capital expenditure line of credit were used to finance capital expenditures of $4.8 million, pay off or reduce term debt and capital leases of $3.3 million, and repurchase Plymouth Rubber common stock in the amount of $0.1 million.

The U.S. dollar is the functional currency for the Company's U.S. operations. For these operations, all gains and losses from foreign currency transactions are included in income currently. The Company operates a wholly owned subsidiary in Spain, which accounted for 8.6% of the Company's revenues in fiscal 2000. The functional currency of this subsidiary is the peseta. Changes in the peseta exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. The U.S. Company infrequently enters into purchase or sales contracts in currencies other than the U.S. dollar, and hedges only those transactions that are of significant size. At the end of fiscal 2000, there were no forward contracts in place.

1999 COMPARED WITH 1998

Sales increased for the ninth consecutive year, as 1999 sales at $78.0 million were up 12.5% from 1998. The major contributor was Plymouth Tapes, where 1999 sales of $68.3 million were up 12.0% from 1998. Increased capacity in the Canton plant allowed the Company to meet increasing customer demand. Sales in the automotive market were particularly strong, as 1999 sales increased 19.1% from 1998 levels and accounted for most of the growth. Sales in all other markets increased 1.2%, as increases in domestic markets were mostly offset by weakness in markets outside the U.S. Brite-Line Technologies also contributed to growth, as 1999 sales of $9.7 million were up 15.6% over 1998.

Gross margin increased to 27.6% from 25.9% last year. Plymouth Tapes' gross margin increased to 27.0% from 25.9% in 1998. The major factor in the improvement was higher production volume in the Canton operations to meet increased sales demand and build inventories. This was partially offset by higher raw material purchase prices and higher levels of manufacturing spending. Brite-Line Technologies' gross margin increased to 31.8% from 25.3% in 1998, due to better pricing and higher volume, partially offset by higher manufacturing spending and raw material usage.

Selling, general and administrative expenses were incurred and recorded in both Plymouth Tapes and Brite-Line Technologies. Certain of the selling, general and administrative expenses recorded in Plymouth Tapes could have been considered as incurred for the benefit of Brite-Line, but were not allocated to that segment. These expenses included certain management, accounting, personnel and sales services, and a limited amount of travel, insurance, directors' fees and other expenses.

Selling, general and administrative expenses, as a percentage of sales, increased to 20.4% from 19.2% in 1998. The major source of the increase was Brite-Line Technologies, where selling, general and administrative expenses, as a percentage of sales, increased to 32.7% from 20.4% in 1998. The major factor was an increase in professional fees to $1,275,000 from $201,000 in 1998, to cover the majority of the costs associated with a patent infringement lawsuit. Salaries in Brite-Line Technologies also increased by approximately $165,000, because of higher accrued bonuses and an additional sales resource. Offsetting these increases, selling, general and administrative expenses, as a percentage of sales, in Plymouth Tapes decreased slightly to 18.7% from 19.1% in 1998. The major factors were improved bad debt cost and lower professional fees, offset in part by higher freight and outside warehouse costs.

Operating income for 1999 also included an insurance settlement with one of the Company's previous liability insurance carriers. Under the terms of the agreement, the insurance carrier made a one-time payment of $1,750,000, in exchange for a release of all past, present, and future environmental claims.

Interest expense in 1999 increased to $2,045,000 from $1,871,000 in 1998. The increase occurred largely in the first half of 1999, due to increased long-term borrowings to finance capital investments, as well as higher balances on the revolving line of credit, to finance operations and some capital improvements. During the second half of 1999, interest expense was approximately level with last year. Although the average second half borrowing balances for both long-term debt and the revolving line of credit were higher in 1999 compared to 1998, the interest rates applied to the revolving line of credit and the real estate portion of the long-term debt were lower in 1999 compared to 1998. The lower interest rates were a result of a new loan agreement with Plymouth's primary lender, effective June 2, 1999.

As a result of the above factors, income before tax increased 96.5% to $5,362,000 from $2,728,000 in 1998. Excluding the one-time insurance settlement, income before tax increased 32.4%. The effective tax rate in 1999 increased to 41.8% from 32.6% in 1998. The major factor in the difference occurred during 1998, which benefited from investment tax credits generated by the more than $11 million of capital equipment placed in service during that year. As a result, net income increased 69.9% to $3,122,000 from $1,838,000 in 1998. Excluding the one-time insurance settlement, net income increased 14.4%, based upon the 1999 effective tax rate.

Cash generated from operating activities was $4.3 million in 1999, as compared to $1.9 million in 1998. The major factors contributing to cash from operating activities included net income of $3.1 million, depreciation and amortization of $2.5 million, and deferred income tax expense of $1.2 million, partially offset by a $3.6 million increase in inventory. Inventory was increased to (1) better respond to customer demand in Plymouth Tapes, (2) prepare for certain Canton plant equipment installations during the first quarter of fiscal 2000, and (3) to support higher levels of activity in Brite-Line Technologies. The operating cash flow and cash provided through additional borrowings totaling $1.2 million under the Company's revolving line of credit, $2.6 million under a capital expenditure line of credit, and $0.2 million from sale/leaseback of equipment, were used to finance capital expenditures of $5.3 million, pay off or reduce term debt and capital leases of $2.8 million, and repurchase Plymouth Rubber common stock in the amount of $0.2 million.


LIQUIDITY AND CAPITAL RESOURCES

During 1997, 1998, 1999, and 2000, Plymouth Rubber invested in a significant capital expansion and improvement program, for a total amount of $23.7 million, including a new calender and coating line, and other production equipment, which substantially increased its production capacity. At the end of fiscal 1996 and the beginning of 1997, the Company also invested in new subsidiaries (Brite-Line Technologies, Inc., and Plymouth Rubber Europa, S.A.). In connection with these investments and to provide working capital for operations, the Company has increased its debt from approximately $12.2 million in 1996 to approximately $26.9 million in 2000.

As of December 1, 2000, the Company had used all of its borrowing capacity under its line of credit with its primary lender, after consideration of collateral limitations and the letter of credit related to a guarantee of 80 million pesetas (approximately $0.6 million) on a term loan agreement with a Spanish bank syndicate. As of December 1, 2000, the Company was not in compliance with two of its financial covenants (minimum working capital and minimum fixed charge coverage ratio) with its primary term debt lender. Because of a cross default provision, the Company was therefore also not in compliance with a covenant with its primary working capital lender. As a result, the $9.4 million long-term portion of debt with these lenders has been classified as current on the Company's Consolidated Balance Sheet, and the total debt with these lenders currently would be payable on demand. This reclassification resulted in a negative working capital of $11,357,000. The Company is projecting that it will not be in compliance with the covenants of its primary term debt and primary working capital facilities in the next twelve months. The Company expects that demands on its liquidity and credit resources will continue to be significant through fiscal 2001.

In response, the Company has developed a number of cash conservation plans for fiscal 2001. First, the Company has negotiated modified loan agreements with its primary term lender to defer certain principal payments and extend the remaining loan amortization period by four months. The Company is currently working with another of its term lenders to negotiate a similar arrangement. The reduced 2001 cash outflow from deferred principal payments with these two lenders would total approximately $800,000. The Company is also working with its primary working capital lender to increase cash availability and/or defer certain principal payments on term debt. In addition, the Company is currently working with a number of other lenders to obtain additional financing or refinance its existing debt. The Company has also developed plans to conserve cash, including cost reductions, inventory reductions, expense deferrals, capital expenditure reductions, incentive compensation reductions, and certain delayed payments.

In the opinion of management, and based upon the plans above, anticipated cash flow from operations, and from existing, renegotiated, refinanced, and/or additional debt facilities, cash conservation measures, and other planned cash inflows will provide sufficient funds to meet expected needs during fiscal 2001.

Although management expects to be able to accomplish its plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors, including those outlined in the Safe Harbor Statement below. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and future operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described above, the negative working capital position of $11,357,000 at December 1, 2000, demand status of the Company's term debt facilities and the lack of borrowing capacity under the line of credit may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


ENVIRONMENTAL PROCEEDINGS
Claims under CERCLA

The Company has been named as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency ("EPA") in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). These CERCLA claims involve attempts by the EPA to recover the costs associated with the cleanup of two Superfund Sites in Southington, Connecticut-- the Solvent Recovery Service of New England Superfund Site ("SRS Site") and the Old Southington Landfill Superfund Site ("OSL Site"). SRS was an independent and licensed solvent recycler/disposal company. The EPA asserts that SRS, after receiving and processing various hazardous substances from PRPs, shipped some resultant sludges and wastewater from the SRS Site to the OSL Site.

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned" and non-participating parties' shares, the Company most recently has been contributing approximately 2.16% toward the performing PRP group's ongoing expenses. To date approximately $15 million in response costs have been spent or committed at this Site. Based upon the extensive investigations and remedial actions conducted at the Site to date, it is presently estimated that the total future costs at the SRS Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of December 1, 2000, management has accrued $474,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $252,000 in payments made to date by the Company.

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRPs (such as the Company), the EPA has named a number of other PRPs who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the SRS transshipper PRPs' waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the Site. The remediation program at the OSL Site has been divided into two phases, called Operable Units ("OU"). OU#1 primarily involves capping of the site and OU#2 is groundwater remediation, if any. A Record of Decision ("ROD") was issued in September, 1994 for OU#1 and, in December, 1997, following mediation, the Company contributed $140,180 in full settlement of OU#1 (toward a total contribution by the SRS transshipper PRPs of approximately $2.5 million). The SRS transshipper PRPs' payment of $2.5 million represented approximately 8% of the OU#1 total settlement. At present, neither the remedy for OU#2 nor the allocation of the costs thereof among the PRPs has been determined. Whatever remedy ultimately is selected, the SRS transshippers' allocable share of the OU#2 expenses likely will be greater than the 8% paid for OU#1. It has been estimated that the total costs of OU#2 may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter, which is net of approximately $168,000 in payments made to date by the Company.

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP"), and the DEP has issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 for the set of five tanks and RTN Nos. 3-15347 and 3-19744 for the set of three tanks). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the contamination appears to be confined to a small area of soil and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil and groundwater in the vicinity of the tanks. Costs incurred to date in connection with these two locations have totaled approximately $442,000. These costs have been funded through operating cash flows. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $329,000, and that amount has been accrued in the accompanying financial statements.

In January, 1997 the Company received a Chapter 21E Notice of Responsibility from the DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to the DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. The DEP contends that an independent disposal firm allegedly hired by the Company and other PRPs, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRPs. A group of PRPs, including the Company, has retained an LSP to conduct subsurface investigations at both sites. The LSP has completed Limited Subsurface Investigations at both sites. At the Freetown site, no reportable contamination was found either in soil or groundwater, and the LSP has recommended that the DEP close the site out. At the Dartmouth site, no reportable contamination was found in soil, while reportable, but lower than historical levels of contaminants were found in groundwater. The LSP's investigation at the Dartmouth site further indicates that there may be an upgradient off-site source of contaminants (which the Company would not be responsible for) that is impacting the site, and recommends further investigation into that possibility. While the results of the Limited Subsurface Investigations at these sites are relatively encouraging, until additional data is gathered, it is not possible to reasonably estimate the costs of any further investigation or cleanup that may be required at one or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been recorded in the accompanying financial statements with respect to these two sites.

In April, 2000 the Company received a Chapter 21E Notice of Responsibility from the DEP concerning an oil release in the portion of the East Branch of the Neponset River that flows through the Company's property in Canton, Massachusetts (RTN No. 3-19407). The Company had duly reported the presence of oil in the river to the appropriate government agencies. The Company commenced cleanup and investigatory actions as soon as it became aware of the presence of the oil, and immediately retained both an LSP to oversee response actions in this matter and also an environmental services firm to perform cleanup and containment services. At the present time, neither the source nor the cause of the release has been positively determined. Costs incurred to date have totaled approximately $232,000. These costs have been funded through operating cash flows. It presently is estimated that the future costs in this matter will total approximately $100,000 which has been accrued in the accompanying financial statements.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), as amended, will be effective for the Company as of December 2, 2000. FAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. FAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company did not hold derivative positions at December 1, 2000. As such, the effect of adopting FAS 133 on the Company's financial statement is not expected to be significant.

SAFE HARBOR STATEMENT
Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecast or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, changes in interest rates, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company include: risk of recession in the economies and /or markets in which its products are sold, the Company's ability to refinance its credit facility or obtain additional financing, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, cost of raw materials, and competition in pricing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 1, 2000, the carrying value of Company's debt totaled $26.9 million which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At December 1, 2000, the Company had fixed rate debt of $15.3 million and variable rate debt of $11.6 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $200,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $150,000, holding other variables constant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth on pages 15 to 42 herein.

ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To the extent not included in Part I hereof, the information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 1, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 1, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 1, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended December 1, 2000.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)1. Financial statements filed as part of this report are listed in the index appearing on page 15.

(A)2. Financial statement schedules required as part of this report are listed in the index appearing on page 15.

(A)3. Exhibits required as part of this report are listed in the index appearing on pages 43 - 45.

(B)      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PLYMOUTH RUBBER COMPANY, INC.
                                             (Registrant)

                                      By /s/ JOSEPH J. BERNS
                                         ---------------------------
                                             Joseph J. Berns
                                         Vice President - Finance and Treasurer

Date:   February 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 28, 2001.

/s/ MAURICE J. HAMILBURG               President and Co-Chief Executive Officer
--------------------------                and Director
    Maurice J. Hamilburg


/s/ JOSEPH D. HAMILBURG                Chairman and Co-Chief Executive Officer
--------------------------                and Director
    Joseph D. Hamilburg


/s/ C. GERALD GOLDSMITH                Director
--------------------------
    C. Gerald Goldsmith


/s/ JANE H. GUY                        Director
--------------------------
    Jane H. Guy


/s/ MELVIN L. KEATING                  Director
--------------------------
    Melvin L. Keating


/s/ SUMNER KAUFMAN                     Director
--------------------------
    Sumner Kaufman


/s/ JAMES M. OATES                     Director
--------------------------
    James M. Oates


/s/ EDWARD PENDERGAST                  Director
--------------------------
    Edward Pendergast


/s/ DUANE E. WHEELER                   Director
--------------------------
    Duane E. Wheeler


/s/ JOSEPH J. BERNS                    Vice President - Finance and Treasurer
--------------------------                 (Principal Financial Officer and
    Joseph J. Berns                        Principal Accounting Officer)

                          PLYMOUTH RUBBER COMPANY, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                        PAGE

Report of Independent Accountants..................................      16

Consolidated Balance Sheet at December 1, 2000
   and December 3, 1999............................................    17 - 18

Consolidated Statement of Operations and Retained Earnings
  (Deficit) for each of the three years in the period
  ended December 1, 2000...........................................      19

Consolidated Statement of Comprehensive Income (Loss)
   for each of the three years in the period ended
   December 1, 2000................................................      20

Consolidated Statement of Cash Flows for each of the
   three years in the period ended December 1, 2000................      21

Notes to Consolidated Financial Statements.........................    22 - 41

Reserves (Schedule II).............................................      42

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Plymouth Rubber Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plymouth Rubber Company, Inc. and its subsidiaries at December 1, 2000 and December 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 1, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 2, 2001

                          PLYMOUTH RUBBER COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                   December 1,     December 3,
                                                      2000            1999
                                                  ------------    ------------
Cash ..........................................   $      4,000    $    --
Accounts receivable, less allowance for
  doubtful accounts of $331,000 and $369,000
   at December 1, 2000 and December 3, 1999,
  respectively ................................      9,678,000      12,050,000

Inventories:
      Raw materials ...........................      4,671,000       4,481,000
      Work in process .........................      1,627,000       2,332,000
      Finished goods ..........................      7,672,000       7,661,000
                                                  ------------    ------------
                                                    13,970,000      14,474,000
                                                  ------------    ------------
Deferred tax assets, net ......................           --         1,580,000
Prepaid expenses and other current assets .....        926,000         913,000
                                                  ------------    ------------
      Total current assets ....................     24,578,000      29,017,000
                                                  ------------    ------------
PLANT ASSETS:
   Land .......................................        498,000         554,000
   Buildings ..................................      6,266,000       5,969,000
   Machinery and equipment ....................     40,163,000      34,804,000
   Construction in progress ...................      1,043,000       2,544,000
                                                  ------------    ------------
                                                    47,970,000      43,871,000
   Less:  Accumulated depreciation ............    (21,874,000)    (19,678,000)
                                                  ------------    ------------
     Total plant assets, net ..................     26,096,000      24,193,000
                                                  ------------    ------------
OTHER ASSETS:
  Deferred tax assets, net ....................           --           798,000
  Other long-term assets ......................        787,000       1,027,000
                                                  ------------    ------------
      Total other assets ......................        787,000       1,825,000
                                                  ------------    ------------
                                                  $ 51,461,000    $ 55,035,000
                                                  ============    ============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  December 1,     December 3,
                                                     2000            1999
                                                 ------------    -------------
CURRENT LIABILITIES:
   Revolving line of credit .................... $ 12,238,000    $ 11,233,000
   Trade accounts payable ......................    7,845,000       6,827,000
   Accrued expenses ............................    2,618,000       4,378,000
   Current portion of long-term borrowings .....   13,234,000       3,260,000
                                                 ------------    ------------
      Total current liabilities ................   35,935,000      25,698,000
                                                 ------------    ------------

LONG-TERM LIABILITIES:
   Borrowings ..................................    1,403,000      10,796,000
   Pension obligation ..........................    2,270,000       2,546,000
   Deferred tax liability ......................      105,000         120,000
   Other .......................................    2,540,000       2,538,000
                                                 ------------    ------------
      Total long-term liabilities ..............    6,318,000      16,000,000
                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES
   (Notes 2 and 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, $10 par value, authorized
     500,000 shares; no shares issued and
     outstanding ...............................        --              --

   Class A voting common stock, $1 par value,
     1,500,000 shares authorized, 810,586
     shares issued and outstanding at
     December 1, 2000 and December 3, 1999 .....      810,000         810,000
   Class B non-voting common stock, $1 par
     value, 3,500,000 shares authorized,
     1,281,304 and 1,280,304 shares issued
     and outstanding at December 1, 2000 and
     December 3, 1999, respectively ............    1,281,000       1,280,000
   Paid-in capital .............................    9,084,000       9,083,000
   Retained earnings (deficit) .................   (1,311,000)      2,678,000
   Accumulated other comprehensive loss:
       Cumulative translation adjustment .......     (291,000)       (179,000)
   Deferred compensation .......................      (38,000)        (76,000)
                                                 ------------    ------------
                                                    9,535,000      13,596,000
   Less: Treasury stock at cost (55,000
     and 39,200 shares at December 1, 2000
     and December 3, 1999) .....................     (327,000)       (259,000)
                                                 ------------    ------------
                                                    9,208,000      13,337,000
                                                 ------------    ------------
                                                 $ 51,461,000    $ 55,035,000
                                                 ============    ============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                                  PLYMOUTH RUBBER COMPANY, INC.

              CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                    Year Ended
                                                   --------------------------------------------
                                                    December 1,     December 3,     November 27,
                                                        2000            1999            1998
                                                   ------------    ------------    ------------
Revenues:
   Net sales ...................................   $ 74,392,000    $ 78,038,000    $ 69,390,000
                                                   ------------    ------------    ------------

Costs and Expenses:
   Cost of products sold .......................     60,153,000      56,471,000      51,433,000
   Selling, general and administrative .........     14,184,000      15,936,000      13,359,000
   Insurance settlement ........................           --        (1,750,000)           --
                                                   ------------    ------------    ------------
                                                     74,337,000      70,657,000      64,792,000
                                                   ------------    ------------    ------------
Operating income ...............................         55,000       7,381,000       4,598,000
Interest expense ...............................     (2,342,000)     (2,045,000)     (1,871,000)
Foreign currency exchange loss .................       (110,000)        (77,000)        (69,000)
Other income, net ..............................        110,000         103,000          70,000
                                                   ------------    ------------    ------------
Income (loss)  before income taxes .............     (2,287,000)      5,362,000       2,728,000
Provision for income taxes .....................      1,702,000       2,240,000         890,000
                                                   ------------    ------------    ------------
Net income (loss) ..............................     (3,989,000)      3,122,000       1,838,000
Retained earnings (deficit) at beginning of year      2,678,000        (444,000)     (2,282,000)
                                                   ------------    ------------    ------------
Retained earnings (deficit) at end of year .....   $ (1,311,000)   $  2,678,000    $   (444,000)
                                                   ============    ============    ============

 PER SHARE DATA:
 BASIC EARNINGS (LOSS) PER SHARE:
   Net income (loss) ...........................   $      (1.95)   $       1.51    $       0.89
                                                   ============    ============    ============
   Weighted average number of shares outstanding      2,041,481       2,068,509       2,073,270
                                                   ============    ============    ============

 DILUTED EARNINGS (LOSS) PER SHARE:
   Net income (loss) ...........................   $      (1.95)   $       1.42    $       0.84
                                                   ============    ============    ============
   Weighted average number of shares outstanding      2,041,481       2,198,480       2,200,406
                                                   ============    ============    ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                                  Year Ended
                                                   --------------------------------------------
                                                    December 1,     December 3,     November 27,
                                                        2000            1999            1998
                                                   ------------    ------------    ------------
Net income (loss) ..............................   $ (3,989,000)   $  3,122,000    $  1,838,000
                                                   ------------    ------------    ------------
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments ...       (112,000)       (110,000)         22,000
    Minimum pension liability adjustment .......           --              --           145,000
                                                   ------------    ------------    ------------
Other comprehensive income (loss) ..............       (112,000)       (110,000)        167,000
                                                   ------------    ------------    ------------
Comprehensive income (loss) ....................   $ (4,101,000)   $  3,012,000    $  2,005,000
                                                   ============    ============    ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Year Ended
                                                   --------------------------------------------
                                                    December 1,     December 3,     November 27,
                                                        2000            1999            1998
                                                   ------------    ------------    ------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES:
  Net income (loss) ............................   $ (3,989,000)   $  3,122,000    $  1,838,000
 Adjustments to reconcile net income (loss), to
   net cash provided by operating activities:
    Depreciation and amortization ..............      2,788,000       2,494,000       1,956,000
    Deferred income tax expense ................      2,378,000       1,184,000         511,000
    Provision for environmental reserves .......        351,000            --              --
    Amortization of deferred compensation ......         38,000          38,000          38,000
 Changes in assets and liabilities:
    Accounts receivable ........................      2,148,000         268,000      (2,457,000)
    Inventory ..................................        490,000      (3,600,000)       (501,000)
    Prepaid expenses ...........................        (16,000)         (7,000)        (35,000)
    Other assets ...............................         88,000          25,000           4,000
    Accounts payable ...........................      1,007,000         829,000          40,000
    Accrued expenses ...........................     (1,748,000)        220,000         906,000
    Other liabilities ..........................       (189,000)         (5,000)        (78,000)
    Pension obligation .........................       (391,000)       (303,000)       (320,000)
                                                   ------------    ------------    ------------
Net cash provided by operating activities ......      2,955,000       4,265,000       1,902,000
                                                   ------------    ------------    ------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Capital expenditures .........................     (4,827,000)     (5,256,000)     (6,044,000)
  Sale/leaseback of plant assets ...............          --            151,000         964,000
                                                   ------------    ------------    ------------
Net cash used in investing activities ..........     (4,827,000)     (5,105,000)     (5,080,000)
                                                   ------------    ------------    ------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Net increase in revolving line of credit .....      1,112,000       1,202,000       1,878,000
  Proceeds from term debt ......................      4,095,000       2,618,000       5,499,000
  Payments of term debt ........................     (2,814,000)     (2,154,000)     (3,762,000)
  Payments on capital leases ...................       (504,000)       (673,000)       (405,000)
  Payments on treasury stock purchase ..........        (68,000)       (245,000)        (14,000)
  Proceeds from exercises of options ...........          2,000          11,000          51,000
                                                   ------------    ------------    ------------
Net cash provided by  financing activities .....      1,823,000         759,000       3,247,000
                                                   ------------    ------------    ------------
Effect of exchange rate changes on cash ........         53,000          27,000         (27,000)
                                                   ------------    ------------    ------------
Net change in cash .............................          4,000         (54,000)         42,000
Cash at the beginning of the year ..............           --            54,000          12,000
                                                   ------------    ------------    ------------
Cash at the end of the year ....................   $      4,000    $       --      $     54,000
                                                   ============    ============    ============

                      Supplemental Disclosure of Cash Flow Information

Cash paid for interest .........................   $  2,367,000    $  2,082,000    $  1,883,000
                                                   ============    ============    ============
Cash paid for income taxes .....................   $    431,000    $    831,000    $    159,000
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

B. PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Plymouth Rubber Company, Inc. and its wholly-owned subsidiaries, Brite-Line Technologies, Inc. and Plymouth Rubber Europa, S.A.. Significant intercompany accounts and transactions have been eliminated in consolidation.

C. INVENTORIES -- Inventories are valued at the lower of cost, determined principally on the first-in, first-out method, or market.

D. REVENUE RECOGNITION -- The Company recognizes revenues at the point of passage of title, which is generally at the time of shipment. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted the provisions of SAB101 during the fourth quarter of fiscal 2000. The adoption of SAB101 did not have a material impact on the Company's Consolidated Financial Statements.

E. PLANT ASSETS -- Plant assets are stated at cost. Additions, renewals and betterments of plant assets, unless of relatively minor amounts, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight-line method based upon the estimated useful lives of 15-45 years for buildings and 3-14 years for machinery and equipment. The cost and related accumulated depreciation of fully depreciated and disposed of assets are removed from the accounts. The Company wrote off approximately $0.3 million of fully depreciated plant assets in 2000 and 1999, respectively.

F. ENVIRONMENTAL MATTERS -- Environmental expenditures that relate to current operations or to an existing condition caused by past operations are expensed. Liabilities are recorded without regard to possible recoveries from third parties, including insurers, when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated.

G. RETIREMENT PLANS -- The Company provides certain pension and health benefits to retired employees. Pension costs are accounted for in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions. Unrecognized pension gains and losses are amortized on a straight-line basis over ten years. The cost of postretirement health benefits is accrued during the employees' active service period in accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

H. INCOME TAXES -- The Company reports income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the Company's assets and liabilities. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

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

J. FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts reported in the accompanying consolidated balance sheets for accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amount of the Company's fixed rate debt also approximates fair value based on current rates for similar debt.

K. STOCK-BASED EMPLOYEE COMPENSATION PLANS -- Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS
      123), became effective for fiscal years beginning after December 15, 1995. As permitted under FAS 123, the Company has continued accounting for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

L. FOREIGN CURRENCIES -- The U.S. dollar is the functional currency for the Company's Brite-Line and U.S. tape operations. For these operations, all gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations. The Company operates a wholly-owned tape subsidiary in Spain which accounted for approximately 8.6% of the Company's revenues in fiscal 2000. The functional currency of this subsidiary is the peseta. The balance sheet is translated at year end exchange rates and the statement of operations at weighted average exchange rates. Changes in the peseta exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. From time to time, the U.S. Company enters into purchase or sales contracts in currencies other than the U.S. dollar. The Company's practice is to hedge those transactions which are of significant size.

M. ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS -- The Company has adopted the provisions of the Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs ("Issue 00-10") during the fourth quarter of fiscal 2000. The Company classifies shipping and handling fees as revenues and shipping and handling costs as part of selling, general and administrative expenses. Shipping and handling cost were $2,952,000, $2,999,000 and $2,542,000 in 2000, 1999 and 1998
      respectively.

N. USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

O. RECLASSIFICATIONS - Certain reclassifications of prior year balances have been made to conform to the current presentation.

P. ACCOUNTING FOR DERIVATIVES--Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), as amended, will be effective for the Company as of December 2, 2000. FAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. FAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company did not hold derivative positions at December 1, 2000. As such, the effect of adopting FAS 133 on the Company's consolidated financial statements is not expected to be significant.

NOTE 2 -- GOING CONCERN, BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS

The Company's revolving credit loan and long term debt agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lender and specify that the Company meet certain financial requirements, including certain net worth, fixed charge and EBITDA coverage ratios and minimum working capital levels. In addition, for certain short-term borrowings, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. The short-term borrowings are also payable on demand. As of December 1, 2000, the Company was not in compliance with two of its financial covenants (minimum working capital and minimum fixed charge coverage ratio) with its primary term debt lender. Because of a cross default provision, the Company was therefore also not in compliance with a covenant with its primary working capital lender. As a result, the $9.4 million long-term portion of debt with these lenders has been classified as current on the Company's Consolidated Balance Sheet, and the total debt with these lenders currently would be payable on demand. The Company is projecting that it will not be in compliance with the covenants of its primary term debt and primary working capital facilities in the next twelve months.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $11,357,000, the demand status of the Company's term debt facilities, as described above, and the lack of borrowing capacity under the line of credit, at December 1, 2000, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In response, the Company has developed a number of cash conservation plans for fiscal 2001. First, the Company has negotiated modified loan agreements with its primary term lender to defer certain principal payments and extend the remaining loan amortization period by four months. The Company is currently working with another of its term lenders to negotiate a similar arrangement. The reduced 2001 cash outflow from deferred principal payments with these two lenders would total approximately $800,000. The Company is also working with its primary working capital lender to increase cash availability and/or defer certain principal payments on term debt. The Company is currently working with a number of other lenders to obtain additional financing or refinance its existing debt, although there is no assurance that it will be able to do so. The Company has also developed plans to conserve cash, including cost reductions, inventory reductions, expense deferrals, capital expenditure reductions, incentive compensation reductions, and certain delayed payments.

On February 19, 1999 the Company amended its revolving line of credit and real estate term loan agreement with its primary lender. The loan amendment increases the maximum borrowing amount from $15 million to $18 million, increases the real estate term loan from $1.25 million to $3.0 million, and lowers the borrowing rate from prime plus 1/4% to prime. In addition, the Company has the option to convert part or all of its loan balances at variable rates to 30, 60, 90 or 180 day contracts at a fixed rate of LIBOR plus 2%. The amendment became effective June 3, 1999 (except for the real estate loan increase which became effective February 26, 1999) and extends the agreement by three years to June 2, 2002. The term loan calls for monthly interest only payments through June, 1999, and interest plus monthly principal payments of $50,000, beginning July, 1999. At December 1, 2000, the Company was at the maximum borrowing capacity under this revolving line of credit.

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


The revolving line of credit and term debt of the Company consisted of the following as of:

                                                      December 1,   December 3,
                                                        2000           1999
                                                     ------------  -------------
Short-term borrowings under a revolving line
of credit, secured by a first interest in
accounts receivable, inventory, certain
equipment and certain other personal property
with interest charged at prime. At December 1,
2000, the Company had used all of it's
borrowing availability on its revolving line
of credit. The interest rate at December 1,
2000 was 9.5% ....................................   $ 11,341,000  $ 10,585,000

Short-term borrowings with three Spanish Banks
with interest rates ranging from 5.8% to 6.2%
at December 1, 2000. Principal amount
171,000,000 pesetas (approximately $897,000)
at December 1, 2000 ..............................        897,000       648,000
                                                     ------------  ------------
                                                     $ 12,238,000  $ 11,233,000
                                                     ============  ============

Term debt, in the original principal amount of
$3,000,000, due June 2002, secured by a first
interest in real property. Monthly principal
payments of $50,000 plus interest at prime are
required. The interest rate at December 1, 2000
was 9.5 % ........................................   $  2,200,000  $  2,750,000

Term debt, in the original principal amount of
$1,339,000, due November 2003, secured by a
first interest in certain equipment. Monthly
payments of $26,578 including interest at 7.1% ...        881,000     1,108,000

Term debt, in the original principal amount of
$3,710,000, due April 2003, secured by a first
interest in certain equipment. Monthly
payments of $75,296 including interest at 8.04% ..      1,977,000     2,690,000

Term debt, in the original principal amount of
$868,000, due June 2004, secured by a first
interest in certain equipment. Monthly
payments of $17,757 including interest at 8.39% ..        670,000       808,000

Term debt, in the original principal amount of
$4,050,000, due May 2008, secured by a first
interest in certain equipment. Monthly
payments of $69,680 including interest at
8.54%. In June 2003, the remaining debt will
be amortized over five years, giving a monthly
payment of $20,644, including interest until
May 2008 .........................................      2,689,000     3,222,000

Term debt, in the original principal amount of
$550,000, due December 2004, secured by a
first interest in certain equipment. Monthly
payments of $11,268 including interest at 8.75% ..        463,000          --

Term debt, in the original principal amount of
$810,250, due March 2005, secured by a first
interest in certain equipment. Monthly
payments of $16,863 including interest
at 9.11% .........................................        722,000          --

Term debt, in the original principal amount of
$161,313 due June 2005, secured by a first
interest in certain equipment. Monthly
payments of $3,353 including interest at 9.05% ...        148,000          --

Term debt, in the original principal amount of
$1,469,979, due June 2005, secured by a first
interest in certain equipment. Monthly
payments of $30,915 including interest at
9.56% ............................................      1,372,000          --

Term debt, in the original amount of
$1,104,077, due August 2005, secured by a
first interest in certain equipment. Monthly
payments of $22,908 including interest at
8.98% ............................................      1,060,000          --

Term debt, in the original principal amount of
$450,000, due June 2008, secured by a first
interest in certain equipment. Monthly
payments of $8,045 including interest at
7.75%. In July 2003, the remaining debt will
be amortized with monthly payments of $2,256
including interest until June 2008 ...............        323,000       386,000

Term debt, in the original principal amount of
250,000,000 pesetas, due April 2007, secured
by a first interest in real property.
Semi-annual principal payments of 12,500,000
pesetas, with interest paid quarterly at the
one-year Madrid inter-bank market rate (MIBOR)
plus 1.25%, adjusted quarterly. The interest
rate at December 1, 2000 was 6.6% ................        852,000     1,129,000

Term debt, in the principal amount of
37,500,000 pesetas plus interest at 8.0%,
payable in three annual installments of
12,500,000 pesetas plus accrued interest,
beginning December 31, 1999 ......................        141,000       278,000

Capital lease obligations (see Note 9) ...........      1,139,000     1,685,000
                                                     ------------  ------------
                                                       14,637,000    14,056,000
Less current portion .............................     13,234,000     3,260,000
                                                     ------------  ------------
                                                     $  1,403,000  $ 10,796,000
                                                     ============  ============

The Company has a letter of credit with its primary working capital lender, related to guarantee of 80 million pesetas (approximately $0.6 million) on a term loan agreement with a Spanish bank syndicate.

Maturities of long-term obligations in the next five years are: 2001 - $3,874,000; 2002 - $5,072,000; 2003 - $2,604,000; 2004 - $1,423,000; 2005 -
$850,000; and thereafter - $814,000.

NOTE 3 -- INCOME TAXES

Income (loss) from operations before income taxes consist of the following:

                              Year Ended
             --------------------------------------------
              December 1 ,   December 3 ,    November 27,
                 2000           1999             1998
             ------------    ------------    ------------
U.S. ......  $ (2,413,000)   $  5,173,000    $  2,536,000
Foreign ...       126,000         189,000         192,000
             ------------    ------------    ------------
Total .....  $ (2,287,000)   $  5,362,000    $  2,728,000
             ============    ============    ============

The provision (benefit) for income taxes consists of the following:

                                  Year Ended
                  --------------------------------------------
                    December 1 ,   December 3 ,    November 27,
                      2000           1999             1998
                  ------------    ------------    ------------
Current:
   Federal ....   $   (658,000)   $    749,000    $    113,000
   State ......        (66,000)        236,000         193,000
   Foreign ....         48,000          71,000          73,000
                  ------------    ------------    ------------
                      (676,000)      1,056,000         379,000
                  ------------    ------------    ------------
Deferred:
   Federal ....      1,787,000         970,000         668,000
   State ......        591,000         214,000        (157,000)
                  ------------    ------------    ------------

                     2,378,000       1,184,000         511,000
                  ------------    ------------    ------------
Total
                  $  1,702,000    $  2,240,000    $    890,000
                  ============    ============    ============

The components of the net deferred tax asset (liability) are as follows:

                                   December 1,    December 3,
                                       2000          1999
                                  ------------    ------------
Deferred tax asset:
Pension obligations..........     $  1,016,000    $  1,180,000
Federal and state NOL
  carryforwards..............          627,000           --
Environmental reserves.......          521,000         449,000
AMT credit carryfoward.......          433,000          58,000
Postretirement benefits......          410,000         410,000
State investment tax credit
  (ITC) carryforwards........          399,000         217,000
Accrued vacation.............          261,000         248,000
Other reserves...............          445,000       1,161,000
                                  ------------    ------------
Total gross deferred tax assets      4,112,000       3,723,000
Valuation allowance..........       (2,467,000)        (80,000)
                                  ------------    ------------
                                     1,645,000       3,643,000
Deferred tax liability:
Plant assets.................       (1,750,000)     (1,385,000)
                                  ------------    ------------
      Net deferred tax asset
       (liability)............    $   (105,000)   $  2,258,000
                                  ============    ============

In accordance with the Statement of Financial Accounting No. 109, Accounting for Income Taxes (FAS 109), management performed an analysis of the realizability of its deferred tax assets. FAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the fourth quarter of fiscal 2000, the Company increased the valuation allowance for deferred tax assets by $2,387,000. Such an increase was deemed necessary as the net deferred tax asset balance at December 1, 2000 could not be carried back to recover taxes paid in previous years and will not be offset by the reversal of future taxable differences. Also, the Company's liquidity situation at December 1, 2000 provides significant negative evidence regarding the ability to generate sufficient taxable income in the future to recover these assets.

A reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations for the years ended December 1, 2000, December 3, 1999, and November 27, 1998, is as follows:

                                                                     Year Ended
                                                   --------------------------------------------
                                                    December 1,    December 3,     November 27,
                                                       2000            1999           1998
                                                   ------------    ------------    ------------
Tax (benefit) computed at statutory rate .......   $   (778,000)   $  1,822,000    $    933,000
State income taxes, net of U.S.
   income tax benefit ..........................       (166,000)        297,000         134,000
Expired federal investment tax credit ..........        327,000            --              --
State investment tax credit ....................           --              --          (158,000)
Valuation allowance ............................      2,387,000            --           (13,000)
Rate differential attributable to
  foreign operations ...........................          5,000           7,000           2,000
Other ..........................................        (73,000)        114,000          (8,000)
                                                   ------------    ------------    ------------
                                                   $  1,702,000    $  2,240,000    $    890,000
                                                   ============    ============    ============
Effective income tax rate ......................          (74.4)%          41.8%           32.6%

NOTE 4 -- ACCRUED EXPENSES

The Company's accrued expenses consist of the following:


                                                      December 1,  December 3,
                                                         2000         1999
                                                     ------------  ------------
Accrued payroll and related benefits .............   $  1,257,000  $  2,029,000

Accrued pension contributions ....................        150,000       265,000

Other ............................................      1,211,000     2,084,000
                                                     ------------  ------------
                                                     $  2,618,000  $  4,378,000
                                                     ============  ============

NOTE 5 -- RETIREMENT AND OTHER BENEFIT PLANS

The Company has a non-contributory, defined benefit pension plan and a contributory, defined contribution profit sharing trust, covering substantially all employees. The Company's defined benefit pension plan provides benefits for stated amounts for each year of service through fiscal 1996 after which time benefits have been frozen. The Company's funding policy for the pension plan is to make contributions at least equal to the minimum required by the applicable regulations. The Company's defined contribution profit sharing trust allocates Company contributions based upon a combination of annual pay and employee elective deferral of pay. The Company may make a discretionary contribution to the profit sharing trust. During 1999 and 1998, the Company accrued $400,000 and $306,000 of profit sharing contribution, respectively. During 2000, the Company did not accrue a profit sharing contribution.

The following table provides reconciliation of changes in benefit obligations and fair value of plan assets. In addition, this table shows the plan's funded status and the amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plan.

                                                      December 1,  December 3,
                                                         2000         1999
                                                     ------------  ------------
RECONCILIATION OF BENEFIT OBLIGATION:
  Benefit obligation at beginning of year ........   $ 12,079,000  $ 13,933,000
  Interest cost ..................................        847,000       812,000
  Benefit payments ...............................     (1,304,000)   (1,204,000)
  Actuarial (gain) loss ..........................        289,000    (1,487,000)
  Transfer from Profit Sharing Plan ..............           --          25,000
                                                     ------------  ------------
  Benefit obligation at end of year ..............   $ 11,911,000  $ 12,079,000
                                                     ============  ============
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
  Fair value at beginning of year ................   $ 11,075,000  $ 10,722,000
  Actual return on plan assets ...................       (257,000)    1,156,000
  Employer contributions .........................        233,000       376,000
  Benefit payments ...............................     (1,304,000)   (1,204,000)
  Transfer from Profit Sharing Plan ..............           --          25,000
                                                     ------------  ------------
  Fair value at end of year ......................   $  9,747,000  $ 11,075,000
                                                     ============  ============
FUNDED STATUS:
  Funded status ..................................   $  2,164,000  $  1,004,000
  Unrecognized gain ..............................        256,000     1,807,000
                                                     ------------  ------------
  Accrued pension costs ..........................   $  2,420,000  $  2,811,000
                                                     ============  ============

AMOUNTS RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEET:
  Accrued pension obligation .....................   $  2,420,000  $  2,811,000
                                                     ------------  ------------
  Net amount recognized ..........................   $  2,420,000  $  2,811,000
                                                     ============  ============

Net periodic pension benefits for the pension plan for the years ended December 1, 2000, December 3, 1999 and November 27, 1998, are as follows:

                                                                     Year Ended
                                                   --------------------------------------------
                                                    December 1,     December 3,    November 27,
                                                       2000            1999           1998
                                                   ------------    ------------    ------------
Service cost ...................................   $       --      $       --      $       --
Interest cost ..................................        847,000         812,000         880,000
Expected return on assets ......................       (845,000)       (823,000)       (889,000)
Amortization of net gain .......................       (160,000)        (36,000)        (19,000)
                                                   ------------    ------------    ------------
    Net periodic pension benefits ..............   $   (158,000)   $    (47,000)   $    (28,000)
                                                   ============    ============    ============

NOTE 5 -- RETIREMENT AND OTHER BENEFIT PLANS -- (CONTINUED)

Key weighted-average assumptions used in the measurement of the Company's defined benefit pension obligation are as follows:

                                          2000         1999        1998
                                        -------     -------     -------
Discount rate........................     7.25%       7.25%       6.75%
Long term rate of return on assets...     8.00%       8.00%       9.00%

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

The following table provides a reconciliation of changes in benefit obligations. In addition, this table shows the funded status and the amounts recognized in the consolidated balance sheet for the Company's postretirement benefits.

                                                     December 1,   December 3,
                                                         2000          1999
                                                     ------------  ------------
RECONCILIATION OF BENEFIT OBLIGATION:
  Benefit obligation at beginning of year ........   $    709,000  $    725,000
  Service cost ...................................         34,000        33,000
  Interest cost ..................................         51,000        46,000
  Benefit payments ...............................        (77,000)      (78,000)
  Actuarial (gain) loss ..........................         30,000       (17,000)
                                                     ------------  ------------
  Benefit obligation at end of year ..............   $    747,000  $    709,000
                                                     ============  ============

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
  Fair value at beginning  of year ...............   $       --    $       --
  Employer contributions .........................         77,000        78,000
  Benefit payments ...............................        (77,000)      (78,000)
                                                     ------------  ------------
  Fair value at end of year ......................   $       --    $       --
                                                     ============  ============

FUNDED STATUS:
  Funded status ..................................   $    747,000  $    709,000
  Unrecognized gain ..............................        228,000       266,000
                                                     ------------  ------------
  Accrued postretirement benefit cost ............   $    975,000  $    975,000
                                                     ============  ============

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
 BALANCE SHEET:
  Accrued benefit obligation .....................   $    975,000  $    975,000
                                                     ------------  ------------
  Net amount recognized ..........................   $    975,000  $    975,000
                                                     ============  ============

Key weighted-average assumptions used in the measurement of the Company's postretirement benefit obligation are as follows:

                                 2000           1999            1998
                            ------------    ------------    ------------
Discount rate ............          7.25%           7.25%           6.75%

The components of net postretirement expense are as follows:

                                                   Year Ended
                                  --------------------------------------------
                                   December 1,     December 3,    November 27,
                                      2000            1999            1998
                                  ------------    ------------    ------------
Service cost ...................  $     34,000    $     33,000    $     33,000
Interest cost ..................        51,000          46,000          48,000
Amortization of gain or loss ...        (8,000)         (6,000)         (8,000)
                                  ------------    ------------    ------------
Net periodic postretirement
  expense ......................  $     77,000    $     73,000    $     73,000
                                  ============    ============    ============

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in the assumed health care cost trend rates would have the following effects:

                                                 1-Percentage-   1-Percentage-
                                                Point Increase  Point Decrease
                                                --------------    ------------
Effect on total of service and
  interest cost components ....................   $      8,000    $     (6,000)
Effect on postretirement benefit obligation ...         48,000         (41,000)



NOTE 6 -- COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The Company has authorized a class of preferred stock. To date no shares have been issued.

Common stock activity was as follows:

                                            Shares                   Common Stock
                                 --------------------------    -------------------------      Paid in      Treasury
                                   Class A        Class B       Class A         Class B       Capital        Stock
                                 -----------    -----------    -----------   -----------    -----------   -----------
Balance at November 28, 1997 .       810,586      1,234,334    $   810,000   $ 1,234,000    $ 9,067,000   $      --
Purchase of treasury shares ..                                                                                (14,000)
Issuance of Class B common
   stock  under stock option
   plans .....................                       53,251                       53,000         58,000          --
Shares exchanged in connection
   with exercise under stock-
   option plans ..............                      (12,571)                     (12,000)       (48,000)          --
                                 -----------    -----------    -----------   -----------    -----------   -----------
Balance at November 27, 1998 .       810,586      1,275,014    $   810,000   $ 1,275,000    $ 9,077,000   $   (14,000)
Purchase of treasury shares ..                                                                               (245,000)
Issuance of Class B common
   stock under stock option
   plans .....................                        5,290                        5,000          6,000
                                 -----------    -----------    -----------   -----------    -----------   -----------
Balance at December 3, 1999 ..       810,586      1,280,304    $   810,000   $ 1,280,000    $ 9,083,000   $  (259,000)
Purchase of treasury shares ..                                                                                (68,000)
Issuance of Class B common
   stock under stock option
   plans .....................                        1,000                        1,000          1,000
                                 -----------    -----------    -----------   -----------    -----------   -----------
Balance at December 1, 2000 ..       810,586      1,281,304    $   810,000   $ 1,281,000    $ 9,084,000   $  (327,000)
                                 ===========    ===========    ===========   ===========    ===========   ===========

Treasury  stock  includes  55,000 and 39,200  shares of Class B Common Stock at December 1, 2000 and at December 3,
1999, respectively.

The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                             Year Ended December 1, 2000
                                                   --------------------------------------------
                                                      (Loss)           Shares        Per Share
                                                    (Numerator)     (Denominator)     Amount
                                                   ------------       ---------    ------------
BASIS EPS
 Income (loss) available to
  common stockholders ..........................   $ (3,989,000)      2,041,481    $      (1.95)
                                                                                   ============
 Effect of dilutive security options (A)...           --                 --
                                                   ------------       ---------

DILUTED EPS
 Income (loss) available to
 common  stockholders and
 assumed conversions ...........................   $ (3,989,000)      2,041,481    $      (1.95)
                                                   ============    ============    ============

                                                             Year Ended December 3, 1999
                                                   --------------------------------------------
                                                      Income           Shares        Per Share
                                                    (Numerator)     (Denominator)     Amount
                                                   ------------       ---------    ------------
BASIS EPS
 Income available to common stockholders........   $  3,122,000       2,068,509    $       1.51
                                                                                   ============
 Effect of dilutive security options (A)...                 --          129,971
                                                   ------------       ---------

DILUTED EPS
 Income available to common
   stockholders and assumed conversions ........   $  3,122,000       2,198,480    $       1.42
                                                   ============    ============    ============

                                                            Year Ended November 27, 1998
                                                   --------------------------------------------
                                                      Income           Shares        Per Share
                                                    (Numerator)     (Denominator)     Amount
                                                   ------------       ---------    ------------
BASIS EPS
Income available to common  stockholders .......   $  1,838,000       2,073,270    $       0.89
                                                                                   ============
Effect of dilutive security options (A) ........           --           127,136
                                                   ------------    -----------

DILUTED EPS
Income available to
  common stockholders and assumed conversions ..   $  1,838,000       2,200,406    $       0.84
                                                   ============    ============    ============

(A) Options for 335,520, 195,619, and 195,842 shares of common stock were outstanding at December 1, 2000, December 3, 1999 and November 27, 1998, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive. In addition, options for 151,509 shares of common stock were outstanding at December 1, 2000, but were not included in computing diluted earnings per share because of the loss.

NOTE 7 -- STOCK OPTION AND STOCK PURCHASE PLANS

The Company established on June 29, 1992, an incentive stock option plan entitled the "1992 Employee Stock Option Plan" (the "1992 Plan"). The 1992 Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 225,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1992 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1992 Plan may authorize variations, options under the 1992 Plan will generally be exercisable in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. As of December 1, 2000 all options under this plan have been granted.

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

The 1995 Employee Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 300,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Employee Plan may be no less than fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1995 Employee Plan may authorize variations, options under the 1995 Employee Plan will generally be exercised in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At December 1, 2000 there were 157,742 options available for grant under this plan.

The 1995 Director Plan authorizes the granting of options only to non-employee directors to purchase an aggregate of 210,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Director Plan may be no less than fair market value of the shares subject thereto on the date of grant. The 1995 Director Plan provided for automatic grant to each current non-employee director of options to purchase 15,000 shares upon approval by the stockholders and to any new non-employee director upon their appointment or election. Although the Board of Directors or Committee administering the 1995 Director Plan may authorize variations, options under the 1995 Director Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. As of December 1, 2000 there were 54,075 options available for grant this plan.

A summary of the Company's stock option plans as of December 1, 2000, December 3, 1999, and November 27, 1998, and the changes during the years ending on those dates are presented below:

                                                               Weighted
                                              Number of         Average
                                               Shares       Exercise Price
                                             ----------     --------------
Outstanding at November 28, 1997 .........      379,493        $ 4.17
Options granted ..........................      169,375          6.04
Options exercised ........................      (53,251)         2.08
Options expired ..........................      (10,988)         3.81
                                             ----------
Outstanding at November 27, 1998 .........      484,629          4.87
Options granted ..........................       29,325          7.14
Options exercised ........................       (5,290)         2.17
Options expired ..........................      (18,465)         4.75
                                             ----------
Outstanding at December 3, 1999 ..........      490,199          5.04
Options granted ..........................         --            --
Options exercised ........................       (1,000)         2.17
Options expired ..........................       (3,630)         5.78
                                             ----------
Outstanding at December 1, 2000 ..........      485,569          5.04
                                             ==========

                                                              Weighted
                                              Number of         Average
                                               Shares       Exercise Price
                                             ----------     --------------
Exercisable at November 27, 1998...........     189,405        $ 5.06
Exercisable at December 3, 1999............     242,815        $ 5.37
Exercisable at December 1, 2000............     300,170        $ 5.54

The following table summarizes information about all stock options outstanding at December 1, 2000:

                                  Outstanding Options                         Options Exercisable
                   --------------------------------------------------  ----------------------------------
                                         Weighted
                                          Average        Weighted                            Weighted
      Range of                           Remaining        Average                            Average
      Exercise         Number           Contractual      Exercise          Number            Exercise
       Prices       Outstanding        Life (Years)        Price        Exercisable           Price
    -------------  ---------------     --------------  --------------  ---------------   -----------------
  $ 2.17 - 2.38           151,204            2           $ 2.25                53,029        $ 2.16
    4.25 - 4.63            76,800            8             4.55                52,450          4.52
    5.95 - 6.81           190,240            6             6.57               161,415          6.57
    7.13 - 7.49            67,325            5             7.50                33,276          7.45
                   --------------                                      --------------
                          485,569                                             300,170
                   ==============                                      ==============

The options outstanding at December 1, 2000 expire at various times in 2002 through 2009.

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

                                                                     Year Ended
                                                   --------------------------------------------
                                                    December 1,     December 3,    November 27,
                                                       2000            1999           1998
                                                   ------------    ------------   -------------
Net income (loss), as reported .................   $ (3,989,000)   $  3,122,000    $  1,838,000
Net income (loss), pro forma ...................     (4,206,000)      3,005,000       1,745,000
Basic EPS, as reported .........................          (1.95)           1.51            0.89
Basic EPS, pro forma ...........................          (2.06)           1.45            0.84
Diluted EPS, as reported .......................          (1.95)           1.42            0.84
Diluted EPS, pro forma .........................   $      (2.06)   $       1.37    $       0.79

The weighted average fair value of the options granted during the fiscal years 1999 and 1998 were $4.88, $3.05 per option, respectively. No options were granted during fiscal 2000.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                     1999          1998
                                                   ---------      --------
Expected life (years) ...................                10            7.6
Expected stock price volatility..........                50 %           35 %
Risk-free interest rate..................              6.07 %         5.40 %

At December 1, 2000 and December 3, 1999, 15,828 shares of the Company's Class B non-voting common stock were reserved for issuance to employees at a purchase price of not less than $1.00 per share under the Company's Executive Incentive Stock Purchase Plan. Shares issued under the plan are restricted as to disposition by the employees, with such restrictions lapsing over periods ranging from five to nine years from the date of issuance. If the participant's employment is terminated during the restricted period, his or her shares are required to be offered to the Company for repurchase at the original purchase price. The restrictions for all shares of stock issued under this plan have lapsed. Repurchased shares totaled 3,720 at December 1, 2000 and December 3, 1999. During 2000 and 1999 no shares were repurchased or issued throughout the year. At December 1, 2000 and December 3, 1999, 30,452 shares were outstanding.

NOTE 8 - SEGMENT INFORMATION

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

The table below presents information related to Plymouth Rubber's business segments for each of the past three years.

                                                                     Year Ended
                                                   --------------------------------------------
                                                    December 1,     December 3,    November 27,
                                                       2000            1999           1998
                                                   ------------    ------------    ------------
Segment sales to unaffiliated customers:
  Plymouth Tapes ...............................   $ 66,591,000    $ 68,309,000    $ 60,977,000
  Brite-Line Technologies ......................      7,801,000       9,729,000       8,413,000
                                                   ------------    ------------    ------------
  Consolidated net sales .......................   $ 74,392,000    $ 78,038,000    $ 69,390,000
                                                   ============    ============    ============


Segment income (loss):
  Plymouth Tapes ...............................   $   (833,000)   $  5,724,000    $  4,190,000
  Brite-Line Technologies ......................        888,000         (93,000)        408,000
                                                   ------------    ------------    ------------
  Segment income ...............................         55,000       5,631,000       4,598,000
  Insurance settlement .........................           --         1,750,000            --
                                                   ------------    ------------    ------------
  Consolidated operating income ................         55,000       7,381,000       4,598,000
  Interest expense .............................     (2,342,000)     (2,045,000)     (1,871,000)
  Foreign currency exchange loss ...............       (110,000)        (77,000)        (69,000)
  Other income, net ............................        110,000         103,000          70,000
                                                   ------------    ------------    ------------
  Consolidated income (loss) before tax ........   $ (2,287,000)   $  5,362,000    $  2,728,000
                                                   ============    ============    ============

Depreciation and amortization:
  Plymouth Tapes ...............................   $  2,717,000    $  2,452,000    $  1,914,000
  Brite-Line Technologies ......................         71,000          42,000          42,000
                                                   ------------    ------------    ------------
  Total depreciation and amortization ..........   $  2,788,000    $  2,494,000    $  1,956,000
                                                   ============    ============    ============

Assets:
  Plymouth Tapes ...............................   $ 47,733,000    $ 50,575,000    $ 46,840,000
  Brite-Line Technologies ......................      3,728,000       4,460,000       3,861,000
                                                   ------------    ------------    ------------
  Total assets .................................   $ 51,461,000    $ 55,035,000    $ 50,701,000
                                                   ============    ============    ============

                                                                     Year Ended
                                                  --------------------------------------------
                                                  December 1,      December 3,    November 27,
                                                     2000             1999            1998
                                                  ------------    ------------    ------------
Geographic information:
Net sales to unaffiliated customers:
  United States ................................   $ 62,385,000    $ 65,795,000    $ 56,234,000
  Spain and Portugal ...........................      4,294,000       5,429,000       5,325,000
  Other ........................................      7,713,000       6,814,000       7,831,000
                                                   ------------    ------------    ------------
  Consolidated net sales .......................   $ 74,392,000    $ 78,038,000    $ 69,390,000
                                                   ============    ============    ============

Long-lived assets:
  United States ................................   $ 24,658,000    $ 22,630,000    $ 19,858,000
  Spain ........................................      1,438,000       1,563,000       1,705,000
                                                   ------------    ------------    ------------
  Total long-lived assets ......................   $ 26,096,000    $ 24,193,000    $ 21,563,000
                                                   ============    ============    ============

The Company has one customer, whose operations are primarily in the automotive industry, which accounted for 31%, 32% and 29% of net sales in 2000, 1999, and 1998, respectively.

NOTE 9 -- LEASES

Included in Plant Assets in the accompanying Consolidated Balance Sheet is leased property under capital leases as follows:

                                                     December 1,   December 3,
                                                        2000          1999
                                                     ------------  ------------
Machinery and equipment ..........................   $  3,659,000  $  3,715,000
Less:  Accumulated amortization ..................      1,822,000     1,499,000
                                                     ------------  ------------
                                                     $  1,837,000  $  2,216,000
                                                     ============  ============

The Company entered into agreements for the sale and leaseback of certain machinery and equipment in the aggregate amount of $151,000 in 1999. The leases are for periods of 5 years, at the end of which the Company has buy out options. The leases have been accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. Amortization of the property under capital leases is included in depreciation expense.

The following is a schedule by year of future minimum lease payments under capital leases at December 1, 2000:

   2001...............................................   $   581,000
   2002...............................................       467,000
   2003...............................................       180,000
   2004...............................................            --
   2005...............................................            --
                                                         ------------
   Total minimum lease payments                            1,228,000
   Less:  Amount representing interest                        89,000
                                                         ------------
                                                         $ 1,139,000
                                                         ============

Minimum annual rentals under noncancelable operating leases (which are principally for equipment) are as follows:

   2001...............................................  $ 435,000
   2002...............................................    384,000
   2003...............................................    385,000
   2004...............................................    196,000
   2005...............................................  $ 179,000

Total rental expense for 2000, 1999 and 1998 was $1,121,000, $1,156,000, and
$994,000, respectively. Included in the total rental expense in each year are the warehousing costs incurred at various locations. The cost of keeping inventory at these warehouses is primarily determined on a usage basis.

NOTE 10 -- TRANSACTIONS WITH RELATED PARTIES

The Company has a consulting agreement with a Director of the Company, to provide the Company with various consulting services. During 2000, 1999 and 1998, consulting fees of $51,700, $61,100, and $51,700, respectively, were paid pursuant to this agreement. In addition, the Company has a consulting agreement with Kadeca Consulting Corporation, whose president is a Director of the Company. During 2000 and 1999 consulting fees under this agreement were $14,100 and $11,400, respectively. Previously, the Company had a consulting agreement with a third Director of the Company, to provide the Company with various consulting services. During 1998 consulting fees under this agreement were $55,200.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

Environmental

Claims under CERCLA

The Company has been named as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency ("EPA") in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). These CERCLA claims involve attempts by the EPA to recover the costs associated with the cleanup of two Superfund Sites in Southington, Connecticut-- the Solvent Recovery Service of New England Superfund Site ("SRS Site") and the Old Southington Landfill Superfund Site ("OSL Site"). SRS was an independent and licensed solvent recycler/disposal company. The EPA asserts that SRS, after receiving and processing various hazardous substances from PRPs, shipped some resultant sludges and wastewater from the SRS Site to the OSL Site.

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned" and non-participating parties' shares, the Company most recently has been contributing approximately 2.16% toward the performing PRP group's ongoing expenses. To date approximately $15 million in response costs have been spent or committed at this Site. Based upon the extensive investigations and remedial actions conducted at the Site to date, it is presently estimated that the total future costs at the SRS Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of December 1, 2000 management has accrued $474,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $252,000 in payments made to date by the Company.

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRPs (such as the Company), the EPA has named a number of other PRPs who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the SRS transshipper PRPs' waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the Site. The remediation program at the OSL Site has been divided into two phases, called Operable Units ("OU"). OU#1 primarily involves capping of the site and OU#2 is groundwater remediation, if any. A Record of Decision ("ROD") was issued in September, 1994 for OU#1 and, in December, 1997, following mediation, the Company contributed $140,180 in full settlement of OU#1 (toward a total contribution by the SRS transshipper PRPs of approximately $2.5 million). The SRS transshipper PRPs' payment of $2.5 million represented approximately 8% of the OU#1 total settlement. At present, neither the remedy for OU#2 nor the allocation of the costs thereof among the PRPs has been determined. Whatever remedy ultimately is selected, the SRS transshippers' allocable share of the OU#2 expenses likely will be greater than the 8% paid for OU#1. It has been estimated that the total costs of OU#2 may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter, which is net of approximately $168,000 in payments made to date by the Company.

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP"), and the DEP has issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 for the set of five tanks and RTN Nos. 3-15347 and 3-19744 for the set of three tanks). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the contamination appears to be confined to a small area of soil and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil and groundwater in the vicinity of the tanks. Costs incurred to date in connection with these two locations have totaled approximately $442,000. These costs have been funded through operating cash flows. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $329,000, and that amount has been accrued in the accompanying financial statements.

In January, 1997 the Company received a Chapter 21E Notice of Responsibility from the DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to the DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. The DEP contends that an independent disposal firm allegedly hired by the Company and other PRPs, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRPs. A group of PRPs, including the Company, has retained an LSP to conduct subsurface investigations at both sites. The LSP has completed Limited Subsurface Investigations at both sites. At the Freetown site, no reportable contamination was found either in soil or groundwater, and the LSP has recommended that the DEP close the site out. At the Dartmouth site, no reportable contamination was found in soil, while reportable, but lower than historical levels of contaminants were found in groundwater. The LSP's investigation at the Dartmouth site further indicates that there may be an upgradient off-site source of contaminants (which the Company would not be responsible for) that is impacting the site, and recommends further investigation into that possibility. While the results of the Limited Subsurface Investigations at these sites are relatively encouraging, until additional data is gathered, it is not possible to reasonably estimate the costs of any further investigation or cleanup that may be required at one or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no reserve has been recorded in the accompanying financial statements with respect to these two sites.

In April, 2000 the Company received a Chapter 21E Notice of Responsibility from the DEP concerning an oil release in the portion of the East Branch of the Neponset River that flows through the Company's property in Canton, Massachusetts (RTN No. 3-19407). The Company had duly reported the presence of oil in the river to the appropriate government agencies. The Company commenced cleanup and investigatory actions as soon as it became aware of the presence of the oil, and immediately retained both an LSP to oversee response actions in this matter and also an environmental services firm to perform cleanup and containment services. At the present time, neither the source nor the cause of the release has been positively determined. Costs incurred to date have totaled approximately $232,000. These costs have been funded through operating cash flows. It presently is estimated that the future costs in this matter will total approximately $100,000 which has been accrued in the accompanying financial statements.

NOTE 12-- UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents the quarterly information for fiscal 2000 and 1999.

                                                        Quarter Ended
                                  -------------------------------------------------------------
                                    March 3         June 2       September 1      December 1
                                  ------------    ------------   ------------    --------------
2000 (a)
Net sales .....................   $ 17,047,000    $ 21,030,000   $ 18,504,000    $   17,811,000
Gross profit ..................      3,485,000       4,783,000      3,313,000         2,658,000
Net income (loss) .............       (319,000)        377,000       (453,000)       (3,594,000)
Earnings (loss) per share
  Basic .......................   $      (0.16)   $       0.18   $      (0.22)   $        (1.76)
  Diluted .....................   $      (0.16)   $       0.18   $      (0.22)   $        (1.76)

                                  February 26        May 28       August 27       December 3
                                  ------------    ------------   ------------    --------------
1999 (b)
Net sales .....................   $ 16,483,000    $ 21,611,000   $ 18,779,000    $   21,165,000
Gross profit ..................      4,432,000       6,105,000      5,264,000         5,766,000
Net income ....................        359,000       1,843,000        307,000           613,000
Earnings per share
  Basic .......................   $       0.17    $       0.89   $       0.15    $         0.30
  Diluted .....................   $       0.16    $       0.84   $       0.14    $         0.28

(a) Sales for the first and third quarters of 2000 in Plymouth Tapes were reduced due to normal seasonal fluctuations. Sales in the fourth quarter for Plymouth Tapes were reduced due to weak sales in the automotive market. In addition, sales for the first quarter of 2000 for Brite-Line Technologies were reduced due to the highly seasonal nature of the highway market segment. Net income (loss) for the fourth quarter of 2000 was reduced due to a $1.7 million tax expense, due primarily to an increase in deferred tax valuation allowance of $2.4 million.

(b) Sales for the first and third quarters of 1999 in Plymouth Tapes were reduced due to normal seasonal fluctuations. In addition, sales for the first quarter of 1999 for Brite-Line Technologies were reduced due to the highly seasonal nature of the highway market segment. Net income for the second quarter of 1999 was increased due to income from an insurance settlement.

                                                                                            SCHEDULE II
                                           PLYMOUTH RUBBER COMPANY, INC.

                                                 ACCOUNTS RECEIVABLE

                                                      RESERVES

                                                                               Accounts
                                            Balance at         Provision      Charged to        Balance
                                            Beginning           Charged      Reserve, net       at End
Deducted from assets:                       of Period          to Income     of recoveries     of Period
                                           -------------      ------------   --------------   ------------
Allowance for doubtful accounts
Year ended December 1, 2000............   $     369,000     $    (31,000)   $      (7,000)   $    331,000
Year ended December 3, 1999............   $     544,000     $   (114,000)   $     (61,000)   $    369,000
Year ended November 27, 1998...........   $     314,000     $    180,000    $      50,000    $    544,000

                          PLYMOUTH RUBBER COMPANY, INC.

                                INDEX TO EXHIBITS

 Exhibit
  No.       Description
---------  -------------
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

(4)(xvi) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 12, 1998 -- incorporated by reference to Exhibit (4)(xvi) to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

(4)(xvii) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 25, 1998 -- incorporated by reference to Exhibit (4)(xvii) to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

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

(19)       Not Applicable

(21) Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

(22)       Not  Applicable.

(23)       Consent of Independent Accountants.

(24)       Not  Applicable.

(27)       Not Applicable.

(28)       Not applicable.

(29)       Not applicable.