Form 10-Q
period 2001-03-02
PLYMOUTH RUBBER CO INC
filed 2001-04-16
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   March 2, 2001     Commission File Number  1-5197



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


                           (781) 828-0220
         Registrant's telephone number,including area code


                          Not Applicable.
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $1 -   810,586
Class B common stock, par value $1 - 1,226,304

                    PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements:                   Page No.

   Condensed Consolidated Statement of Operations and
    Retained Earnings (Deficit) . . . . . . . . . . . . . .      2

   Condensed Consolidated Statement of Comprehensive
    Income (Loss) . . . . . . . . . . . . . . . . . . . . .      3

   Condensed Consolidated Balance Sheet . . . . . . . . . .      4

   Condensed Consolidated Statement of Cash Flows . . . . .      5

   Notes To Condensed Consolidated Financial Statements . .     6-11

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . .    12-14



PART II.  OTHER INFORMATION                                      15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    PLYMOUTH RUBBER COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   AND RETAINED EARNINGS (DEFICIT)

           (In Thousands Except Share and Per Share Amounts)
                              (Unaudited)


                                        First Quarter Ended
                                       March 2,        March 3,
                                         2001            2000
                                       --------        --------
Revenues:
    Net sales . . . . . . . . . .     $ 15,017        $ 17,047

Cost and expenses:
   Cost of products sold. . . . .       13,825          13,562
   Selling, general and
     administrative . . . . . . .        2,999           3,484
                                       --------        --------
                                        16,824          17,046
                                       --------        --------
Operating income (loss) . . . . .       (1,807)              1
Interest expense. . . . . . . . .         (613)           (540)
Other income (expense). . . . . .           84             (12)
                                       --------        --------
Income (loss) before taxes. . . .       (2,336)           (551)
(Provision) benefit for
     income taxes . . . . . . . .            7             232
                                       --------        --------
Net income (loss) . . . . . . . .       (2,329)           (319)
Retained earnings (deficit)
  at beginning of period. . . . .       (1,311)          2,678
                                       --------        --------
Retained earnings (deficit)
  at end of period. . . . . . . .     $ (3,640)       $  2,359
                                       ========        ========

Per Share Data:

Basic Earnings Per Share:

  Net income (loss) . . . . . . .     $  (1.14)       $  (0.16)
                                       ========        ========
  Weighted average number of
    shares outstanding. . . . . .     2,036,890       2,048,456
                                      =========       =========

Diluted Earnings Per Share:

  Net income (loss) . . . . . . .     $  (1.14)       $  (0.16)
                                       ========        ========
  Weighted average number of
    shares outstanding. . . . . .     2,036,890       2,048,456
                                      =========       =========



See Accompanying Notes To Condensed Consolidated Financial Statements

                    PLYMOUTH RUBBER COMPANY, INC.
         CONDENSED CONSOLIDATED STATEMENT OF COMPREHRESIVE
                              INCOME

                             (In Thousands)
                              (Unaudited)


                                        First Quarter Ended
                                       March 2,        March 3,
                                         2001            2000
                                       --------        --------
Net income (loss) . . . . . . . .     $ (2,329)       $   (319)

Other comprehensive income,
  net of tax:
   Foreign currency translation
     adjustment . . . . . . . . .           49             (34)
                                       --------        --------
Other comprehensive income. . . .           49             (34)
                                       --------        --------
Comprehensive income (loss) . . .     $ (2,280)       $   (353)
                                       ========        ========







































See Accompanying Notes To Condensed Consolidated Financial Statements

                    PLYMOUTH RUBBER COMPANY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET
                             (In Thousands)

                                       March 2,        Dec. 2,
                                         2001            2000
                                       --------        --------
                                      (Unaudited)
Assets
Current Assets:
  Cash. . . . . . . . . . . . . .     $      3        $      4
  Accounts receivable . . . . . .        9,013          10,009
  Allowance for doubtful accounts         (313)           (331)

  Inventories:
    Raw materials . . . . . . . .        4,190           4,671
    Work in process . . . . . . .        1,282           1,627
    Finished goods. . . . . . . .        6,985           7,672
                                       --------        --------
                                        12,457          13,970
                                       --------        --------
  Deferred tax assets, net. . . .           --              --
  Prepaid expenses and other
    current assets. . . . . . . .          806             926
                                       --------        --------
Total current assets. . . . . . .       21,966          24,578
                                       --------        --------
Plant Assets:
  Plant assets. . . . . . . . . .       48,258          47,970
  Less: Accumulated depreciation       (22,691)        (21,874)
                                       --------        --------
   Total plant assets, net  . . .       25,567          26,096
                                       --------        --------
Other Assets:
  Deferred tax assets, net. . . .           --              --
  Other long-term assets. . . . .          787             787
                                       --------        --------
   Total other assets . . . . . .          787             787
                                       --------        --------
                                      $ 48,320        $ 51,461
                                       ========        ========

Liabilities and Stockholders' Equity
Current Liabilities:
  Revolving line of credit. . . .     $ 11,787        $ 12,238
  Trade accounts payable. . . . .        8,210           7,845
  Accrued expenses. . . . . . . .        2,424           2,618
  Current portion of
    long-term borrowings. . . . .       12,888          13,234
                                       --------        --------
   Total current liabilities. . .       35,309          35,935
                                       --------        --------
Long-Term Liabilities:
  Borrowings. . . . . . . . . . .        1,293           1,403
  Pension obligation. . . . . . .        2,231           2,270
  Deferred tax liability. . . . .          112             105
  Other . . . . . . . . . . . . .        2,437           2,540
                                       --------        --------
   Total long-term liabilities. .        6,073           6,318
                                       --------        --------
Stockholders' Equity:
  Preferred stock . . . . . . . .           --              --
  Class A  voting common stock. .          810             810
  Class B non-voting common stock        1,281           1,281
  Paid in capital . . . . . . . .        9,084           9,084
  Retained earnings . . . . . . .       (3,640)         (1,311)
  Accumulated other comprehensive         (242)           (291)
  Deferred compensation . . . . .          (28)            (38)
                                       --------        --------
                                         7,265           9,535
Less: Treasury stock at cost. . .         (327)           (327)
                                       --------        --------
Total stockholders' equity. . . .        6,938           9,208
                                       --------        --------
                                      $ 48,320        $ 51,461
                                       ========        ========


See Accompanying Notes To Condensed Consolidated Financial Statements

                    PLYMOUTH RUBBER COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In Thousands)
                              (Unaudited)


                                        First Quarter Ended
                                       March 2,        March 3,
                                         2001            2000
                                       --------        --------
Cash flows relating to
 operating activities:
  Net income (loss) . . . . . . .     $ (2,329)       $   (319)
   Adjustments to reconcile net
   income to net cash provided by
   (used in)operating activities:
    Depreciation and amortization          739             702
    Amortization of deferred
       compensation . . . . . . .           10              10
Changes in assets and liabilities:
    Accounts receivable . . . . .        1,084           2,091
    Inventory . . . . . . . . . .        1,582          (1,011)
    Prepaid expenses. . . . . . .          121              22
    Other assets. . . . . . . . .           12              (7)
    Accounts payable. . . . . . .          311           1,361
    Accrued expenses  . . . . . .         (260)           (604)
    Pension obligation. . . . . .           11             (47)
    Other liabilities . . . . . .         (103)            (69)
                                       --------        --------
Net cash provided by operating
  activities                             1,178           2,129
                                       --------        --------
Cash flows relating to investing
 activities:
  Capital expenditures. . . . . .          (98)         (1,051)
                                       --------        --------
Net cash used in investing activities      (98)         (1,051)
                                       --------        --------

Cash flows relating to financing
 activities:
  Net decrease in revolving
    line of credit. . . . . . . .         (510)           (707)
  Proceeds from term debt . . . .           --             550
  Payments of term debt . . . . .         (342)           (732)
  Payments on capital leases. . .         (196)           (160)
  Payments on treasury stock
    purchase. . . . . . . . . . .           --             (36)
                                       --------        --------
Net cash (used in) provided by
   financing activities                 (1,048)         (1,085)
                                       --------        --------
Effect of exchange rates on cash           (33)              9
                                       --------        --------
Net change in cash. . . . . . . .           (1)              2
Cash at the beginning of the period          4              --
                                       --------        --------
Cash at the end of the period . .     $      3        $      2
                                       ========        ========

Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . .     $    580        $    543
                                       ========        ========
Cash paid for income taxes. . . .     $     --        $     72
                                       ========        ========











See Accompanying Notes To Condensed Consolidated Financial Statements

                    PLYMOUTH RUBBER COMPANY, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 1, 2000, December 3, 1999, and November
27, 1998, included in the Company's 2000 Annual Report to shareholders on Form 10-K filed with the Securities and Exchange Commission.


(2) The Company's revolving credit loan and long term debt agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lender and specify that the Company meet certain financial requirements, including certain net worth, fixed charge and EBITDA coverage ratios and minimum working capital levels. In addition, for certain short-term borrowings, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. The short-term borrowings are also payable on demand.
As of March 2, 2001, the Company was not in compliance with two of its financial covenants (minimum working capital and minimum fixed charge coverage ratio) with its primary term debt lender. Because of a cross default provision, the Company was therefore also not in compliance with a covenant with its primary working capital lender.
As a result, the $9.1 million long-term portion of debt with these lenders has been classified as current on the Company's Consolidated Balance Sheet, and the total debt with these lenders is currently payable on demand. This reclassification resulted in a negative working capital of $13,343,000. The Company is projecting that it will not be in compliance with the covenants of its primary term debt and primary working capital facilities in the next twelve months.
The Company expects that demands on its liquidity and credit resources will continue to be significant through fiscal 2001.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $13,343,000, the demand status of the Company's term debt facilities, as described above, and the lack of borrowing capacity under the line of credit, at March 2, 2001, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As discussed in the Company's Form 10-K filed for the year ended December 1, 2000, the Company had developed cash conservation plans for Fiscal 2001. As of the 10-K filing date the Company had negotiated modified loan agreements with its primary term lender to defer certain principal payments and extend the remaining amortization period by four months, and was also working with another of its term lenders to negotiate a similar agreement. During March of 2001, this agreement was completed, allowing a reduced 2001 cash outflow of approximately $800,000 from deferred principal payments with these two lenders. As of the filing of the 10-K, the Company was also working with its primary working capital lender to increase cash availability and/or defer certain principal payments on term debt. During March and April of 2001, the Company completed such an agreement with its working capital lender to increase cash availability by a total of $400,000, commencing on March 26, 2001 and reducing by $5,000 a day to zero by July 13, 2001. The Company was also working with a number of other lenders to obtain additional financing or refinance its existing debt, but to date has not completed any such financing or refinancing.

                    PLYMOUTH RUBBER COMPANY, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited) (Continued)

As also described in the Fiscal 2000 10-K, the Company had developed plans to conserve cash, including cost reductions, inventory reductions, expense deferrals, capital expenditure reductions, incentive compensation reductions, and certain delayed payments. During April 2001, the Company has completed a number of cost reductions and expense deferrals, including the reduction of its direct labor force by 25 employees, or a future cost reduction of approximately $1,000,000 annually. During the first quarter of 2001, the Company has also reduced inventory by $1,727,000 at Plymouth Tapes, and $1,513,000 overall. As planned, the capital expenditures in the first quarter of 2001 were reduced to $98,000, as compared to $1,051,000 in the first quarter of 2000. Also as planned, no incentive compensation expenses were incurred during the first quarter of 2001. Certain payments were also delayed where possible.


(3) In accordance with the Statement of Financial Accounting No. 109, Accounting for Income Taxes (FAS109), during the first quarter of 2001, the Company did not record the tax benefit of the loss generated from its domestic operations, because it could not be carried back to recover taxes paid in previous years, and will not be offset by the reversal of future taxable difference and, as such, is more likely than not to expire prior to realizability. The Company therefore recorded a $7,000 tax credit for the first quarter of 2001 related to its Spanish subsidiary, compared to a $232,000 tax credit for its domestic and foreign operations in the first quarter of 2000.


(4)   Claims under CERCLA

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

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned" and non-participating parties' shares, the Company most recently has been contributing approximately 2.16% toward the performing PRP group's ongoing expenses. To date approximately $15 million in response costs have been spent or committed at this Site. Based upon the extensive investigations and remedial actions conducted at the Site to date, it is presently estimated that the total future costs at the SRS Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of March 2, 2001 management has accrued $474,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $252,000 in payments made to date by the Company.

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

                    PLYMOUTH RUBBER COMPANY, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited) (Continued)

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP"), and the DEP has issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 for the set of five tanks and RTN Nos. 3-15347 and 3-19744 for the set of three tanks). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the contamination appears to be confined to a small area of soil and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil and groundwater in the vicinity of the tanks. Costs incurred to date in connection with these two locations have totaled approximately $509,000. These costs have been funded through operating cash flows. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $262,000, and that amount has been accrued in the accompanying financial statements.

In January 1997, the Company received a Chapter 21E Notice of Responsibility from the DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown, Massachusetts (RTN No. 4-0086), respectively. According to the DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. The DEP contends that an independent disposal firm allegedly hired by the Company and other PRPs, H & M Drum Company, was responsible for disposing of drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100 PRPs. A group of PRPs, including the Company, has retained an LSP to conduct
subsurface investigations at both sites.   The LSP has completed
Limited Subsurface Investigations at both sites. At the Freetown site,

                    PLYMOUTH RUBBER COMPANY, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited) (Continued)


no reportable contamination was found either in soil or groundwater, and the LSP has recommended that the DEP close the site out. At the Dartmouth site, no reportable contamination was found in soil, while reportable, but lower than historical levels of contaminants were found in groundwater. The LSP's investigation at the Dartmouth site further indicates that there may be an upgradient off-site source of contaminants (which the Company would not be responsible for) that is impacting the site, and recommends further investigation into that possibility. While the results of the Limited Subsurface Investigations at these sites are relatively encouraging, until additional data is gathered, it is not possible to reasonably estimate the costs of any further investigation or cleanup that may be required at one or both sites, or the Company's potential share of liability or responsibility therefore. Accordingly, no reserve has been recorded in the accompanying financial statements with respect to these two sites.

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

                    PLYMOUTH RUBBER COMPANY, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited) (Continued)


(5) The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                                    First Quarter Ended March 2, 2001
                                   Loss          Shares           Per
                                                                 Share
                               (Numerator)    (Denominator)      Amount
                               ------------  -------------     ----------
Basic EPS
 Income (loss) available to
  common stockholders         $ (2,329,000)     2,036,890      $   (1.14)
                                                                ==========
 Effect of Dilutive Security (A)
    options                            --             --
                               ------------   -------------
Diluted EPS
 Income (loss) available to
  common stockholders and
    assumed conversions       $ (2,329,000)      2,036,890     $   (1.14)
                               ============   =============     ==========

                                    First Quarter Ended March 3, 2000
                                   Loss          Shares           Per
                                                                 Share
                                (Numerator)   (Denominator)      Amount
                               ------------  -------------     ----------
Basic EPS
 Income (loss) available to
  common stockholders         $   (319,000)      2,048,456     $   (0.16)
                                                                ==========
 Effect of Dilutive Security (A)
    options                             --             --
                               ------------   -------------
Diluted EPS
 Income (loss) available to
  common stockholders and
   assumed conversions        $   (319,000)       2,048,456    $    (0.16)
                               ============   =============     ==========

(A) Options for 334,365 and 205,725 shares of common stock were outstanding at March 2, 2001 and March 3, 2000, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their effects were anti-dilutive. In addition, options for 151,204 and 284,474 shares of common stock were outstanding at March 2, 2001 and March 3, 2000, respectively, but were not included in computing diluted earnings per share because of the loss from operations.

                    PLYMOUTH RUBBER COMPANY, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited) (Continued)


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

The table below presents information related to Plymouth Rubber's business segments for the three months ended March 2, 2001 and March 3, 2000.

                                        First Quarter Ended
                                       March 2,        March 3,
                                         2001            2000
                                       --------        --------
                                             (In Thousands)
Segment sales to unaffiliated customers:
  Plymouth Tapes  . . . . . . . .     $ 14,049        $ 16,397
  Brite-Line Technologies . . . .          968             650
                                       --------        --------
  Consolidated net sales. . . . .     $ 15,017        $ 17,047
                                       ========        ========
Segment income:
  Plymouth Tapes. . . . . . . . .     $ (1,359)       $    340
  Brite-Line Technologie. . . . .         (448)           (339)
                                       --------        --------
  Consolidated operating income         (1,807)              1
  Interest expense. . . . . . . .         (613)           (540)
  Other, net. . . . . . . . . . .           84             (12)
                                       --------        --------
  Consolidated income
     (loss) before tax. . . . . .     $ (2,336)       $   (551)
                                       ========        ========

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Sales decreased 12% to $15,017,000 from $17,047,000 last year. Sales at Plymouth Tapes decreased 14% to $14,049,000 from $16,397,000 last year. The largest decrease was in the automotive market, where sales decreased 22% from last year. Sales at Brite-Line Technologies increased 49% to $968,000 from $650,000 last year.

Gross margin decreased to 7.9% from 20.4% last year. Gross margin at Plymouth Tapes decreased to 9.2% from 20.6% last year. The major factor was very low production volumes, resulting from both lower sales and from a $1.7 million reduction in Plymouth Tapes inventory during the quarter. Gross margin at Brite-Line Technologies decreased to (10.1)% from 16.0% last year, although gross margin dollars are normally seasonally low during the first quarter. The decrease in margin was primarily as a result of lower margin sales to a foreign customer.

Selling, general and administrative expenses decreased 13.9% to $2,999,000 from $3,484,000 last year. At Plymouth Tapes, selling, general and administrative expenses decreased 12.9% to $2,649,000 from $3,041,000 last year. The major contributors to the reduction were a $157,000 decrease in freight, a $62,000 reduction in bonus expense, a $47,000 decrease in outside warehouse expenses, a $33,000 decrease in advertising, a $28,000 decrease in commissions, offset in part by $48,000 in lower bad debt recoveries. Selling, general and administrative expenses at Brite-Line Technologies decreased 21.0% to $350,000 from $443,000 last year. The major factors were a decrease in professional fees of $76,000 and a reduction in accrued bonus expense of $43,000.

Interest expense increased 13.5% to $613,000 from $540,000 last year, because of higher interest rates on the revolving line of credit, increased fees, and higher term loan balances, slightly offset by a lower balance on the revolving line of credit. Other income increased to $84,000 from an expense of $12,000 last year, largely because of a $65,000 increase in foreign currency exchange gains and losses, and one-time rental income of $35,000.

The above factors generated a pre-tax loss of $2,336,000, compared to a pre-tax loss of $551,000 in the first quarter of 2000. In accordance with the Statement of Financial Accounting No. 109, Accounting for Income Taxes (FAS109), during the first quarter of 2001, the Company did not record the tax benefit of the loss generated from its domestic operations, because it could not be carried back to recover taxes paid in previous years, and will not be offset by the reversal of future taxable difference and, as such, is more likely than not to expire prior to realizability. The Company therefore recorded a $7,000 tax credit for the first quarter of 2001 related to its Spanish subsidiary, compared to a $232,000 tax credit for its domestic and foreign operations in the first quarter of 2000. The net loss was $2,329,000, compared to a net loss of $319,000 in the first quarter of 2000.

Cash generated from operating activities was $1.2 million in the first quarter of 2001, as compared to $2.1 million in the first quarter of 2000. The major factors contributing to cash from operating activities were a decrease in inventory of $1.6 million, a decrease in accounts receivable of $1.1 million, depreciation and amortization of $0.7 million, an increase in accounts payable of $0.3 million, and a decrease in prepaid expenses of $0.1 million, partially offset by a net loss of $2.3 million, a decrease in accrued expenses of $0.2 million, and a decrease in other liabilities of $0.1 million. This operating cash flow was used to pay off term debt and capital leases by $0.5 million, and to reduce the revolving line of credit by $0.5 million.

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

                                (Continued)
Liquidity

As of March 2, 2001, the Company had used all of its borrowing capacity under its line of credit with its primary lender, after consideration of collateral limitations and the letter of credit related to a guarantee of 80 million pesetas (approximately $0.4 million) on a term loan agreement with a Spanish bank syndicate. As of March 2, 2001, the Company was not in compliance with two of its financial covenants (minimum working capital and minimum fixed charge coverage ratio) with its primary term debt lender. Because of a cross default provision, the Company was therefore also not in compliance with a covenant with its primary working capital lender. As a result, the $9.1 million long-term portion of debt with these lenders has been classified as current on the Company's Consolidated Balance Sheet, and the total debt with these lenders currently would be payable on demand. This reclassification resulted in a negative working capital of $13,343,000. The Company is projecting that it will not be in compliance with the covenants of its primary term debt and primary working capital facilities in the next twelve months. The Company expects that demands on its liquidity and credit resources will continue to be significant through fiscal 2001.

As discussed in the Company's Form 10-K filed for the year ended December 1, 2000, the Company had developed cash conservation plans for Fiscal 2001. As of the 10-K filing date the Company had negotiated modified loan agreements with its primary term lender to defer certain principal payments and extend the remaining amortization period by four months, and was also working with another of its term lenders to negotiate a similar agreement. During March of 2001, this agreement was completed, allowing a reduced 2001 cash outflow of approximately $800,000 from deferred principal payments with these two lenders. As of the filing of the 10-K, the Company was also working with its primary working capital lender to increase cash availability and/or defer certain principal payments on term debt. The Company was also working with a number of other lenders to obtain additional financing or refinance its existing debt, but to date has not completed any such financing or refinancing.

As also described in the Fiscal 2000 10-K, the Company had developed plans to conserve cash, including cost reductions, inventory reductions, expense deferrals, capital expenditure reductions, incentive compensation reductions, and certain delayed payments. During April 2001, the Company has completed a number of cost reductions and expense deferrals, including the reduction of its direct labor force by 25 employees, or a future cost reduction of approximately $1,000,000 annually. During the first quarter of 2001, the Company has also reduced inventory by $1,513,000. As planned, capital expenditures in the first quarter of 2001 were reduced to $98,000, as compared to $1,051,000 in the first quarter of 2000. Also as planned, no incentive compensation expenses were incurred during the first quarter of 2001. Certain payments were also delayed where possible.

The Company continues to seek out opportunities to conserve cash, including cost reductions, capital expenditure reductions, incentive compensation reductions, and certain delayed payments and will continue to explore opportunities for additional financing or refinancing of existing debt.

In the opinion of management, and based upon the plans above, anticipated cash flow from operations, and from existing, renegotiated, refinanced, and/or additional debt facilities, cash conservation measures, and other planned cash inflows will provide sufficient funds to meet expected needs during fiscal 2001. Although there has been no demand placed on the Company by its term lenders, should such a demand be placed, and should additional financing or refinancing not take place, the Company would most likely not be able to sustain operations.

Although management expects to be able to accomplish its plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors, including those outlined in the Safe Harbor Statement below. Failure to accomplish these plans could have an adverse impact on the Company's liquidity and financial position, and its ability to continue operations.

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

                               (Continued)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described above, the negative working capital position of $13,343,000 at March 2, 2001, demand status of the Company's term debt facilities and the lack of borrowing capacity under the line of credit may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has been contacted by the American Stock Exchange (AMEX) regarding minimum listing requirements on the number of public Class A common stockholders (200), and the aggregate market value of the publicly held Class A common stock ($1,000,000). The Company has met with AMEX representatives and believes that it meets the minimum number of public Class A stockholders. The Company will be reviewing various options regarding the aggregate market value of the publicly held Class A common stock, should that aggregate value remain below current listing standards.

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

                    PLYMOUTH RUBBER COMPANY, INC.


PART II.   OTHER INFORMATION


Item 1.      Legal Proceedings

Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended
December 1, 2000, and in Note 11 of the Notes To Consolidated
Financial Statements contained in said report.


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








                                 Plymouth Rubber Company, Inc.
                                       (Registrant)




                                     /s/  Joseph J. Berns
                                          Joseph J. Berns
                                   Vice President - Finance




Date:  April  16, 2001

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

(4)(xviii) Amendments to Loan and Security Agreement between Plymouth Rubber Company, Inc., and LaSalle National Bank dated July 15, 1998 and February 18, 1999 -- incorporated by reference to Exhibit
(4)(xviii) to the Company's report on Form 10-Q for the quarter ended February 26, 1999.

(4)(xix) Amendment to Loan and Security Agreement between Brite-Line Technologies, Inc., and LaSalle National Bank dated February 18,
1999 -- incorporated by reference to Exhibit (4)(xviii) to the Company's report on Form 10-Q for the quarter ended February 26, 1999.

(4)(xx) Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated June 29, 1999 -- incorporated by reference to Exhibit (4)(xx) to the Company's report on Form 10-Q for the quarter ended August 26, 1999.

(4)(xxi) First Amended and Restated Schedule A - Special Provisions to Loan and Security Agreement between Plymouth Rubber Company, Inc., and LaSalle National Bank dated June 16, 1999 -- incorporated by reference to Exhibit (4)(xxi) to the Company's report on Form 10-Q for the quarter ended March 3, 2000.

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

(11)   Not  Applicable.

(15)   Not  Applicable

(18)   Not  Applicable.

(19)   Not  Applicable

(22)   Not  Applicable.

(23)   Not  Applicable.

(24)   Not  Applicable.

(27)   Not  Applicable.