Form 10-Q
period 2001-06-01
PLYMOUTH RUBBER CO INC
filed 2001-07-12
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



                   For Quarter Ended    June 1, 2001
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












                     PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements:
                                                              Page No.

    Condensed Consolidated Statement of Operations
      and Retained Earnings (Deficit). . . . . . . . . . .        2

    Condensed Consolidated Statement of Comprehensive
      Income (Loss). . . . . . . . . . . . . . . . . . . .        3

    Condensed Consolidated Balance Sheet . . . . . . . . .        4

    Condensed Consolidated Statement of Cash Flows . . . .        5

    Notes to Condensed Consolidated Financial Statements .       6-12

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . .      13-16



PART II.  OTHER INFORMATION                                       17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     PLYMOUTH RUBBER COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    AND RETAINED EARNINGS (DEFICIT)

        (In Thousands except Share and Per Share Amounts)
                             (Unaudited)


                               Second Quarter Ended        Six Months Ended
                              -----------------------    ----------------------
                               June 1,        June 2,     June 1,      June 2,
                                2001           2000        2001         2000
                              ---------     ---------    ---------    ---------
Net Sales  . . . . . . . . .  $  18,308     $  21,030    $  33,325    $  38,077
                              ---------     ---------    ---------    ---------
Cost and Expenses:
  Cost of products sold  . .     14,234        16,247       28,059       29,809
   Selling, general and
     administrative. . . . .      3,295         3,591        6,294        7,075
                              ---------     ---------    ---------    ---------
                                 17,529        19,838       34,353       36,884
                              ---------     ---------    ---------    ---------
Operating income (loss). . .        779         1,192       (1,028)       1,193
Interest expense . . . . . .       (546)         (563)      (1,159)      (1,103)
Other income (expense) . . .        (37)           18           47            6
                              ---------     ---------    ---------    ---------
Income (loss) before taxes .        196           647       (2,140)          96
Provision for income taxes .        (45)         (270)         (38)         (38)
                              ---------     ---------    ---------    ---------
Net income (loss). . . . . .        151           377       (2,178)          58
Retained earnings (deficit)
  at beginning of  period. .     (3,640)        2,359       (1,311)       2,678
                              ---------     ---------    ---------    ---------
Retained earnings
  at end of period . . . . .  $  (3,489)    $   2,736    $  (3,489)   $   2,736
                              =========     =========    =========    =========

Per Share Data:

Basic Earnings Per Share:

Net Income (loss). . . . . .  $    0.07     $    0.18    $   (1.07)   $    0.03
                              =========     =========    =========    =========
Weighted average number of
  shares outstanding . . . .  2,036,890     2,043,956    2,036,890    2,046,072
                              =========     =========    =========    =========

Diluted Earnings Per Share:

Net Income (loss). . . . . .  $    0.07     $    0.18    $   (1.07)   $    0.03
                              =========     =========    =========    =========
Weighted average number of
  shares outstanding . . . .  2,038,215     2,133,631    2,036,890    2,156,043
                              =========     =========    =========    =========








      See Accompanying Notes to Condensed Consolidated Financial Statements

                     PLYMOUTH RUBBER COMPANY, INC.
     CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                            (In Thousands)
                             (Unaudited)


                               Second Quarter Ended        Six  Months  Ended
                              -----------------------    ----------------------
                                June 1,      June 2,      June 1,      June 2,
                                 2001         2000          2001        2000
                              ---------     ---------    ---------    ---------
Net income (loss). . . . . .  $     151     $     377    $  (2,178)          58

Other comprehensive income
 (loss), net of tax:
  Foreign currency
   translation adjustment. .        (77)          (25)         (28)         (59)
                              ---------     ---------    ---------    ---------
Other comprehensive loss . .        (77)          (25)         (28)         (59)
                              ---------     ---------    ---------    ---------
Comprehensive income (loss).  $      74     $     352    $  (2,206)   $      (1)
                              =========     =========    =========    =========



























      See Accompanying Notes to Condensed Consolidated Financial Statements

                     PLYMOUTH RUBBER COMPANY, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands)

                                      June 2,      Dec. 2,
                                       2001         2000
                                   (Unaudited)
                                    ---------     ---------
Assets
Current Assets:
  Cash. . . . . . . . . . . . . . . $       2     $       4
  Accounts receivable . . . . . . .    11,084        10,009
  Allowance for doubtful
    accounts. . . . . . . . . . . .      (344)         (331)

  Inventories:
    Raw materials . . . . . . . . .     3,589         4,671
    Work in process . . . . . . . .     1,491         1,627
    Finished goods. . . . . . . . .     6,736         7,672
                                    ---------     ---------
                                       11,816        13,970
                                    ---------     ---------
  Prepaid expenses and
    other current assets. . . . . .       334           926
                                    ---------     ---------
      Total current assets. . . . .    22,892        24,578
                                    ---------     ---------
Plant Assets:
  Plant assets. . . . . . . . . . .    48,214        47,970
  Less: Accumulated depreciation. .   (23,322)      (21,874)
                                    ---------     ---------
      Total plant assets, net . . .    24,892        26,096
                                    ---------     ---------
Other long-term assets. . . . . . .       746           787
                                    ---------     ---------
                                    $  48,530     $  51,461
                                    =========     =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Short term debt . . . . . . . . . $  14,035     $  12,238
  Trade accounts payable. . . . . .     8,055         7,845
  Accrued expenses. . . . . . . . .     3,980         2,618
  Current portion of long-term
    borrowings. . . . . . . . . . .    10,537        13,234
                                    ---------     ---------
      Total current liabilities . .    36,607        35,935
                                    ---------     ---------
Long-Term Liabilities:
  Borrowings. . . . . . . . . . . .     1,043         1,403
  Pension obligation. . . . . . . .     1,349         2,270
  Deferred tax liability. . . . . .       102           105
  Other . . . . . . . . . . . . . .     2,408         2,540
                                    ---------     ---------
      Total long-term liabilities .     4,902         6,318
                                    ---------     ---------
Stockholders' Equity:
  Preferred stock . . . . . . . . .        --            --
  Class A  voting common stock. . .       810           810
  Class B non-voting common stock .     1,281         1,281
  Paid in capital . . . . . . . . .     9,084         9,084
  Retained earnings . . . . . . . .    (3,489)       (1,311)
  Accumulated other comprehensive .      (319)         (291)
  Deferred compensation . . . . . .       (19)          (38)
                                    ---------     ---------
                                        7,348         9,535
  Less: Treasury stock at cost. . .      (327)         (327)
                                    ---------     ---------
      Total stockholders' equity. .     7,021         9,208
                                    ---------     ---------
                                    $  48,530     $  51,461
                                    =========     =========




       See Accompanying Notes to Condensed Consolidated Financial Statements

                     PLYMOUTH RUBBER COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)


                                       Six Months Ended
                                    -----------------------
                                     June 1,        June 2,
                                      2001          2000
                                    ---------     ---------
Cash flows relating to
   operating activities:
  Net income (loss) . . . . . . . . $  (2,178)    $      58
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) operating
    activities:
     Depreciation and amortization      1,531         1,456
     Amortization of deferred
       compensation . . . . . . . .        19            19
  Changes in assets and liabilities:
     Accounts receivable. . . . . .    (1,112)         (519)
     Inventory. . . . . . . . . . .     2,122          (931)
     Prepaid expenses . . . . . . .       591           162
     Other assets . . . . . . . . .        (6)           34
     Accounts payable . . . . . . .       250         2,043
     Accrued expenses . . . . . . .       402        (1,170)
     Pension obligation . . . . . .        47          (228)
     Other liabilities. . . . . . .      (132)          (92)
                                    ---------     ---------
Net cash provided by operating
  activities                            1,534           832
                                    ---------     ---------

Cash flows relating to investing
 activities:
  Capital expenditures. . . . . . .      (332)       (2,702)
                                    ---------     ---------
Net cash used in investing activities    (332)       (2,702)
                                    ---------     ---------

Cash flows relating to financing
 activities:
  Net (decrease ) increase in
   revolving line of credit . . . .       (26)        2,145
  Proceeds from term debt . . . . .        --         1,521
  Payments of term debt . . . . . .      (871)       (1,444)
  Payments on capital leases. . . .      (313)         (308)
  Treasury stock purchase . . . . .        --           (68)
  Proceeds from issuance of common
   stock. . . . . . . . . . . . . .        --             2
                                    ---------     ---------
Net cash provided by (used in)
 financing activities                  (1,210)        1,848
                                    ---------     ---------
Effect of exchange rates on cash. .         6            22
                                    ---------     ---------
Net change in cash. . . . . . . . .        (2)           --
Cash at the beginning of the period         4            --
                                    ---------     ---------
Cash at the end of the period . . . $       2     $      --
                                    =========     =========

Supplemental Disclosure of Cash Flow Information


Cash paid for interest. . . . . . . $   1,154     $   1,194
                                    =========     =========
Cash paid for income taxes. . . . . $      13     $     198
                                    =========     =========







      See Accompanying Notes to Condensed Consolidated Financial Statements

                     PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 1, 2000, December 3, 1999, and November 27, 1998, included in the Company's 2000 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2) The Company's revolving credit loan and long term debt agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lender and specify that the Company meet certain financial requirements, including certain net worth, fixed charge and EBITDA coverage ratios and minimum working capital levels.
In addition, for certain working capital borrowings, the agreements contain certain subjective provisions which would result in an event of default if the working capital lender would deem itself "insecure" for any reason. As of September 1, 2000, the Company was not in compliance with two of its financial covenants (minimum working capital and minimum fixed charge coverage ratio) with its primary term debt lender. As a result, the long-term portion of the debt with the primary term debt lender was reclassified as current on the Company's Consolidated Balance Sheet, and the total debt with this lender currently would be payable on demand. Because of a cross default provision, the Company was therefore also not in compliance with a covenant with its primary working capital lender, and all outstanding borrowings under the revolving line of credit and the real estate term loan with this working capital lender currently would be payable upon demand. As a result, the long-term portion of debt with this working capital lender was reclassified as current on the Company's
Consolidated Balance Sheet. As the Company was not in compliance with these two financial covenants as of June 1, 2001, both the long term portion ($7,387,000) of the debt with the primary term debt lender and the long term portion
($1,250,000) of the debt with the working capital lender remain classified as current liabilities on the Company's
Consolidated Balance Sheet. The above reclassifications resulted in a negative working capital of $13,715,000 as of June 1, 2001.

On May 1, 2001, the Company amended its revolving line of credit and real estate loan with this working capital lender. Under the terms of the amendment, the lender agrees to not immediately accelerate the payment of the outstanding debt, and to allow the lender and the Company to proceed under the terms of the agreement, as amended therein, but does not waive the existing covenant non-compliance. In addition, the amendment modifies the original term of the loan to end on May 31, 2001 and includes an automatic month to month renewal after May 31, 2001, an increase in the interest rate to prime plus one percent from prime, and the elimination of the LIBOR plus two percent interest rate option. The bank has renewed this arrangement through the end of June and July 2001.

The Company does not expect to be in compliance with the covenants of its primary term debt facility in the next 12 months. The Company expects that demands on its liquidity and credit resources will continue to be significant for the rest of fiscal 2001.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described above, the negative working capital position of $13,715,000 at June 1, 2001, the demand status of the Company's term debt and working capital facilities, and the relatively small amount of borrowing capacity under the working capital line of credit may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments related to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                     PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited) (Continued)

As discussed in the Company's Form 10-K filed for the year ended December 1, 2000, and in the Company's Form 10-Q filed for the first quarter ended March 2, 2001, the Company developed and implemented cash conservation plans for Fiscal 2001. The Company negotiated modified loan agreements with its primary term lender and a second term lender to defer certain principal payments from January
2001 through April 2001, and to extend the remaining amortization period by four months, allowing a reduced 2001 cash outflow of approximately $800,000 from deferred principal payments with these two lenders; negotiated a modified loan agreement with its primary working capital lender to increase cash availability during the second and part of the third quarter; reduced inventory by $2,122,000 from the end of fiscal 2000; and reduced capital expenditures in the first half of 2001 to $332,000 from $2,702,000 during the first half of 2000. The Company also reduced costs significantly through a significant reduction in the number of employees, temporary reductions in pay for most salaried employees, reduced overtime and utility costs, elimination of incentive compensation and other cost reductions.


(3) In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), during the first half of 2001, the Company did not record the tax benefit of the loss generated from its domestic operations, because it could not be carried back to recover taxes paid in previous years, and it is more likely than not that it will not be offset by the reversal of future taxable difference and may expire prior to realizability.
The Company therefore recorded a tax provision of $45,000 and $38,000 for the second quarter and first half of 2001, respectively, related to its Spanish subsidiary, compared to a $270,000 and $38,000 tax provision for its domestic and foreign operations in the second quarter and first half of 2000, respectively.


(3) Environmental

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

                     PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)

The Company received a PRP notification regarding the SRS
Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the SRS Site, and the Company is a participant in the performing PRP group.
Largely because of "orphaned" and non-participating parties' shares, the Company most recently has been contributing approximately 2.16% toward the performing PRP group's ongoing expenses. To date, approximately $15 million in response costs have been spent or committed at this site. Based upon the extensive investigations and remedial actions conducted at the SRS Site to date, it is presently estimated that the total future costs at the SRS
Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of June 1, 2001, management has accrued
$461,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $265,000 in payments made to date by the Company.

The Company received a PRP notification regarding the OSL
Site in January, 1994. In addition to numerous "SRS transshipper" PRPs (such as the Company), EPA has named a number of other PRPs who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the SRS transshipper PRPs' waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the OSL Site. The remediation program at the OSL Site has been divided into two phases, called
Operable Units ("OU"). OU#1 involves capping of the site and OU#2 is groundwater remediation, if any. A Record of Decision ("ROD") was issued in September, 1994 for OU#1 and, in December, 1997, following mediation, the Company contributed $140,180 in full settlement of OU#1 (toward a total contribution by the SRS transshipper PRPs of approximately $2.5 million). The SRS transshipper PRPs' payment of $2.5 million represented approximately 8% of the OU#1 total settlement. At present, neither the remedy for OU#2 nor the allocation of the costs thereof among the PRPs has been determined. Whatever remedy ultimately is selected, the SRS transshippers' allocable share of the OU#2 expenses likely will be greater than the 8% paid for OU#1. It has been estimated that the total costs of OU#2 may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter, which is net of approximately $168,000 in payments made to date by the Company.

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized contamination had occurred.
The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental
Protection ("DEP"), and the DEP has issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 for the set of five tanks and RTN Nos. 3-15347 and 3-19744 for the set of three tanks). The Company has retained an independent Licensed Site

                     PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)

Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter
(involving the set of five tanks), the LSP has determined that the contamination appears to be confined to a small area of soil and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil and groundwater in the vicinity of the tanks. Costs incurred to date in connection with these two locations have totaled approximately $526,000. It presently is estimated that the combined future costs to complete the assessment and remediation actions will total approximately $245,000, which has been accrued in the accompanying financial statements.

In January 1997, the Company received a Chapter 21E Notice of Responsibility from the DEP concerning two sites located in Dartmouth, Massachusetts (RTN No. 4-0234) and Freetown,
Massachusetts (RTN No. 4-0086), respectively. According to the DEP, drums containing oil and/or hazardous materials were discovered at the two sites in 1979, which led to some cleanup actions by the DEP. The DEP contends that an independent disposal firm, allegedly hired by the Company and other PRPs, H & M Drum Company, was responsible for disposing of the drums at the two sites. To date, the DEP has issued Notices of Responsibility to approximately 100
PRPs. A group of PRPs, including the Company, has retained an LSP to conduct subsurface investigations at both sites.
The LSP has completed Limited Subsurface Investigations at both sites. At the Freetown site, no reportable contamination was found either in soil or groundwater, and the LSP has recommended that the DEP close the site out.
At the Dartmouth site, no reportable contamination was found in soil, while reportable, but lower than historical levels of contaminants were found in groundwater. The
LSP's investigation at the Dartmouth site further indicates that there may be an upgradient off-site source of contaminants (which Plymouth would not be responsible for) that is impacting the site, and recommends further investigation into that possibility. While the Limited
Subsurface Investigations at these sites did not produce negative findings, until additional data is gathered, it is not possible to reasonably estimate the costs of any further investigation or cleanup that may be required at either or both sites, or the Company's potential share of liability or responsibility therefor. Accordingly, no amount has been accrued in the accompanying financial statements with respect to these two sites.

In April 2000, the Company received a Chapter 21E Notice of Responsibility from the DEP concerning an oil release in the portion of the East Branch of the Neponset River that flows through the Company's property in Canton, Massachusetts (RTN No. 3-19407). The Company had duly reported the presence of oil in the river to the appropriate government agencies. The Company commenced cleanup and investigatory actions as soon as it became aware of the presence of the oil, and immediately retained both an LSP to oversee response actions in this matter and also an environmental services firm to perform cleanup and containment services. At the present time, neither the source nor the cause of the release has been positively determined. Costs incurred to date have totaled approximately $241,000. It is estimated that the future costs in this matter will total approximately $91,000, which has been accrued in the accompanying financial statements.

                     PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)


(5) The following table reflects the factors used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                               Second Quarter Ended June 1, 2001
                         ---------------------------------------------
                           Income             Shares         Per Share
                         (Numerator)      (Denominator)       Amount
                         -----------       ----------        ---------
Basic EPS
  Income available to
   common stockholders   $   151,000        2,036,890        $    0.07
                                                             =========
  Effect of Dilutive
   Security (A) options
                                  --            1,325
                         -----------       ----------
Diluted EPS
  Income available to
   common stockholders and
   assumed conversions   $   151,000        2,038,215        $    0.07
                         ===========        =========        =========


                               Second Quarter Ended June 2, 2000
                         ---------------------------------------------
                           Income           Shares           Per Share
                         (Numerator)     (Denominator)        Amount
                         -----------       ---------         ---------
Basic EPS
  Income available to
   common stockholders   $   377,000       2,043,956         $    0.18
                                                             =========
  Effect of Dilutive
   Security (A) options           --          89,675
                          ----------       ---------
Diluted EPS
  Income available to
   common stockholders and
   assumed conversions   $   377,000       2,133,631         $    0.18
                         ===========       =========         =========

    (A) Options for 490,139 and 261,030 shares of common stock were outstanding at June 1, 2001 and June 2, 2000, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive.

                     PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)


                                 Six Months Ended June 1, 2001
                         ---------------------------------------------
                            Loss            Shares           Per Share
                         (Numerator)      (Denominator)        Amount
                         -----------       ----------        ---------
Basic EPS
  Loss available to
   common stockholders  $ (2,178,000)      2,036,890         $   (1.07)
                                                             =========
  Effect of Dilutive
   Security (B) options
                                  --              --
                         -----------       ---------
Diluted EPS
  Loss available to
   common stockholders and
   assumed conversions  $ (2,178,000)      2,036,890         $   (1.07)
                         ============      =========         =========


                                 Six Months Ended June 2, 2000
                         ---------------------------------------------
                           Income            Shares         Per Share
                         (Numerator)     (Denominator)        Amount
                         -----------       ----------        ---------
Basic EPS
  Income available to
   common stockholders   $    58,000        2,046,072        $    0.03
                                                             =========
  Effect of Dilutive
   Security (B) options           --          109,971
                          ----------        ---------
Diluted EPS
  Income available to
   common stockholders and
   assumed conversions   $    58,000        2,156,043        $    0.03
                         ===========        =========        =========


    (B) Options for 477,855 and 261,030 shares of common stock were outstanding at June 1, 2001 and June 2, 2000, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 18,714 shares of common stock were outstanding at June 1, 2001, but were not included in computing diluted earnings per share because of the loss.



(6) Plymouth Rubber Company, Inc. and its subsidiaries primarily operate through the following two business segments:
Plymouth Tapes and Brite-Line Technologies. Management has determined these to be Plymouth Rubber Company's business segments based upon its process of reviewing and assessing
Company performance and allocating resources.  Plymouth
Tapes manufactures plastic and rubber products, including automotive, electrical, and industrial tapes. Brite-Line
Technologies manufactures and supplies rubber and plastic highway marking and safety products.

                      PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)


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

The table below presents information related to Plymouth
Rubber's business segments for the three months and the six months ended June 1, 2001 and June 2, 2000.

                               Second Quarter Ended         Six Months Ended
                              -----------------------    ----------------------
                               June 1,        June 2,      June 1,     June 2,
                                2001           2000         2001         2000
                              ---------     ---------    ---------    ---------
Segment sales to unaffiliated
 customers:
  Plymouth Tapes . . . . . .  $  14,786     $  17,875    $  28,835    $  34,272
  Brite-Line Technologies. .      3,522         3,155        4,490        3,805
                              ---------     ---------    ---------    ---------
  Consolidated net sales . .  $  18,308     $  21,030    $  33,325    $  38,077
                              =========     =========    =========    =========

Segment income (loss):
  Plymouth Tapes . . . . . .  $     (81)    $     409    $  (1,440)   $     749
  Brite-Line Technologies. .        860           783          412          444
                              ---------     ---------    ---------    ---------
  Consolidated operating
    income (loss). . . . . .        779         1,192       (1,028)       1,193
  Interest expense . . . . .       (546)         (563)      (1,159)      (1,103)
  Other, net . . . . . . . .        (37)           18           47            6
                              ---------     ---------    ---------    ---------
  Consolidated income (loss)
    before tax . . . . . . .  $     196     $     647    $  (2,140)   $      96
                              =========     =========    =========    =========

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

First Six Months, 2001, Compared with First Six Months, 2000

In the first six months of 2001, sales decreased 12.5% to $33,325,000 from $38,077,000 last year. Sales at Plymouth Tapes decreased 15.9% to $28,835,000 from $34,272,000 last year. The largest decrease was in the automotive market, where sales decreased 22.6% from last year, largely because of the slowdown in U.S. auto production and market share shifts among auto producers. Sales at Brite-Line Technologies increased 18.0% to $4,490,000 from $3,805,000 last year, due to increased customer demand.

Gross margin decreased to 15.8% from 21.7% last year. Plymouth Tapes' gross margin decreased to 13.5% from 20.0% last year. The major factor was lower production volumes, resulting from both lower sales and a $2.3 million reduction in inventory during the first six months, partially offset by lower manufacturing spending and improved production yields. At Brite-Line Technologies, gross margin decreased to 30.4% from 37.2% last year as a result of lower sales margins to a foreign customer in the first quarter, partially offset by improved manufacturing overhead absorption resulting from increased production volumes.

Selling, general and administrative expenses, as a percentage of sales, increased slightly to 18.9% from 18.6% last year. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, increased to 18.5% from 17.8% last year, largely because of the decreased sales volume, as total selling, general and administrative expenses decreased 12.5% to $5,343,000 from $6,103,000 last year. Contributing factors included incentive compensation and the defined contribution pension plan profit sharing expense which, although zero for the first half of 2001, increased from last year, as last year's first half contained negative expenses ($49,000 for the incentive compensation and $96,000 for the pension plan profit sharing) to adjust prior estimates to actual. Salaries and fringe benefits decreased $75,000 from last year. The major decrease in expenses included $261,000 of lower freight expense, $125,000 of lower environmental expenses, and a $70,000 reduction in professional fees. At Brite-Line, selling, general and administrative expenses, as a percentage of sales, decreased to 21.2% from 25.5% last year. The largest factors were a $52,000 decrease in professional fees, a $26,000 reduction in accrued commissions, a $26,000 reduction in field equipment, and a $24,000 reduction in travel expenses, partially offset by an $87,000 increase in freight expense.

Interest expense increased to $1,159,000 from $1,103,000 last year because of higher equipment term loan balances and higher fees, mostly offset by lower balances and lower interest rates on the revolving line of credit. Other income increased to $47,000 from $6,000 last year due largely to $34,000 of lower foreign exchange losses, a $25,000 gain on the cash surrender value of life insurance policies, and a one-time rental income of $35,000, partially offset by last year's $62,000 gain on the sale of securities.

The above factors generated a pre-tax loss of $2,140,000, compared to a pre-tax profit of $96,000 in the first half of last year. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), the Company did not record the tax benefit generated from its domestic operations during the first half of 2001, because it could not be carried back to recover taxes paid in previous years, and it is more likely than not that it will not be offset by the reversal of future taxable differences and may expire prior to realizability. The Company therefore recorded a tax provision of $38,000 for the first half of 2001, related to its Spanish subsidiary, compared to a $38,000 tax provision for its domestic and foreign operations in the first half of 2000. The net loss was $2,178,000 during the first half of 2001, compared to a net profit of $58,000 during the first half of 2000.

Cash generated from operating activities was $1.5 million in the first half of 2001, as compared to $0.8 million in the first half of last year. The major factors contributing to cash from operating activities were a decrease in inventory of $2.1 million, largely at Plymouth Tapes, depreciation and amortization of $1.5 million, a decrease in prepaid expenses of $0.6 million, an increase in accrued expenses of $0.4 million, and an increase in accounts payable of $0.3 million, partially offset by a net loss of $2.2 million, an increase in accounts receivable of $1.1 million, and an

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                           (Continued)

increase in other liabilities of $0.1 million. This operating cash flow was used to pay off term debt and capital leases of $1.2 million, and to finance capital expenditures of $0.3 million.

Liquidity

As of June 1, 2001, the Company had approximately $900,000 of unused borrowing capacity under its $18 million line of credit with its primary working capital lender, after consideration of collateral limitations and the letter of credit related to a guarantee of 80 million pesetas (approximately $0.4 million) on a term loan agreement with a Spanish bank syndicate. As of September 1, 2000, the Company was not in compliance with two of its financial covenants (minimum working capital and minimum fixed charge coverage ratio) with its primary term debt lender. As a result, the long-term portion of debt with the primary term debt lender was reclassified as current on the Company's Consolidated Balance Sheet, and the total debt with this lender currently would be payable on demand. Because of a cross default provision, the Company was therefore also not in compliance with a covenant with its primary working capital lender, and all outstanding borrowings under the revolving line of credit and the real estate term loan with this working capital lender currently would be payable upon demand. As a result, the long-term portion of the debt with this working capital lender was reclassified as current on the Company's Consolidated Balance Sheet. As the Company was not in compliance with these two financial covenants as of June 1, 2001, both the long term portion ($7,387,000) of the debt with the primary term debt lender and the long term portion ($1,250,000) of the debt with the working capital lender remains classified as current liabilities on the Company's Consolidated Balance Sheet. The above reclassifications resulted in a negative working capital of $13,715,000 as of June 1, 2001.

On May 1, 2001, the Company amended its revolving line of credit and real estate loan with this working capital lender. Under the terms of the amendment, the lender agrees to not immediately accelerate the payment of the outstanding debt, and to allow the lender and the Company to proceed under the terms of the agreement, as amended therein, but does not waive the existing covenant non-compliance. In addition, the amendment modifies the original term of the loan to end on May 31, 2001 and includes an automatic month to month renewal after May 31, 2001, an increase in the interest rate to prime plus one percent from prime, and the elimination of the LIBOR plus two percent interest rate option. The bank has renewed this arrangement through the end of June and July 2001.

The Company does not expect to be in compliance with the covenants of its primary term debt facility in the next 12 months. The Company expects that demands on its liquidity and credit resources will continue to be significant for the rest of fiscal 2001.

As discussed in the Company's Form 10-K filed for the year ended December 1, 2000, and in the Company's Form 10-Q filed for the first quarter ended March 2, 2001, the Company developed and implemented cash conservation plans for Fiscal 2001. The Company negotiated modified loan agreements with its primary term lender and a second term lender to defer certain principal payments from January 2001 through April 2001, and to extend the remaining amortization period by four months, allowing a reduced 2001 cash outflow of approximately $800,000 from deferred principal payments with these two lenders; negotiated a modified loan agreement with its primary working capital lender to increase cash availability during the second and part of the third quarter; reduced inventory by $2,122,000 from the end of fiscal 2000; and reduced capital expenditures in the first half of 2001 to $332,000 from $2,702,000 during the first half of 2000. The Company also reduced costs significantly through a significant reduction in the number of employees, temporary reductions in pay for most salaried employees, reduced overtime and utility costs, elimination of incentive compensation and other cost reductions outlined above in the First Six Months' and Second Quarter Discussions.

The Company continues to seek opportunities to conserve cash and will continue to explore opportunities for additional financing or refinancing of existing debt.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                           (Continued)

In the opinion of management, and based upon the plans above, additional cash flow from operations, and from existing, renegotiated, refinanced, and/or additional debt facilities, and cash conservation measures will provide sufficient funds to meet expected needs during fiscal 2001, although this can not be assured. Although there has been no demand placed on the Company by its term debt or working capital lenders, should such a demand be placed, and should additional financing or refinancing not be obtained, the Company would most likely not be able to sustain operations.

Although management expects to be able to accomplish its plans, there is no assurance that it will be able to do so. The
Company's plans depend upon many factors, including those outlined in the Safe Harbor Statement below. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described above, the negative working capital position of $13,715,000 at June 1, 2001, the demand status of the Company's term debt and working capital facilities, and the relatively small amount of borrowing capacity under the working capital line of credit may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments related to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the first quarter of 2001, the Company was contacted by the American Stock Exchange (AMEX) regarding minimum listing requirements on the number of public Class A common stockholders
(200), and the aggregate market value of the publicly held Class A common stock ($1,000,000). The Company has met with AMEX representatives and believes that it meets the minimum number of public Class A stockholders. The Company is reviewing various options regarding the aggregate market value of the publicly held Class A common stock, should that aggregate value remain below listing requirements. The Company has not received further communication from AMEX regarding this matter.


Second Quarter, 2001, Compared with Second Quarter, 2000

In the second quarter of 2001, sales decreased 12.9% to $18,308,000 from $21,030,000 last year. Sales at Plymouth Tapes decreased 17.3% to $14,786,000 from $17,875,000 last year. The largest decrease was in the automotive market, where sales decreased 23.5% from last year, largely because of the slowdown in U.S. auto production and market share shifts among auto producers. Sales at Brite-Line Technologies increased 11.6% to $3,522,000 from $3,155,000 last year.

Gross margin decreased slightly to 22.3% from 22.7% last year. Plymouth Tapes' gross margin decreased to 17.7% from 19.4% last year. The major factor was lower production volumes, resulting from both lower sales and a $0.7 million reduction in inventory during the quarter, partially offset by lower manufacturing spending and improved production yields. At Brite-Line Technologies, gross margin remained stable at 41.5% compared to 41.6% last year. Slightly lower sales margins were offset by improved manufacturing overhead absorption resulting from increased production volumes.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                           (Continued)

Selling, general and administrative expenses, as a percentage of sales, decreased to 18.0% from 19.6% last year. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, increased to 18.2% from 17.1% last year, largely because of the decreased sales volume, as total selling, general and administrative expenses decreased 12.0% to $3,295,000 from $3,591,000 last year. Contributing factors included incentive compensation and the defined contribution pension plan profit sharing expense which, although zero for the second quarter of 2001, increased from last year, as last year's second quarter contained negative expenses ($101,000 for the incentive compensation and $96,000 for the pension plan profit sharing) to adjust prior estimates to actual. Salaries and fringe benefits decreased $62,000 from last year. The major decrease in expenses included $125,000 of lower environmental expenses, a $69,000 reduction in professional fees, and a $39,000 decrease in bad debt expense. At Brite-Line, selling, general and administrative expenses, as a percentage of sales, increased slightly to 17.1% from 16.8% last year. The largest factor was freight, which increased $78,000 from last year.

Interest expense decreased slightly to $546,000 from $563,000 last year, largely because of lower average loan balances and lower interest rates on the revolving line of credit, partially offset by increased fees and higher balances on the term loans. Other income (expense) decreased to an expense of $37,000 from an income of $18,000 last year, due largely to $31,000 higher foreign exchange losses and last year's $62,000 gain on the sale of securities, partially offset by a one-time $25,000 gain on the cash surrender value of life insurance policies.

The above factors generated a pre-tax profit of $196,000, compared to a $647,000 profit last year. During the second quarter of 2001, the Company did not record any tax expense for its domestic operations, as it remains in a year to date loss position, and because it had not recorded a tax benefit in the first quarter of 2001, in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109). During the second quarter of 2001, the Company recorded a $45,000 tax expense in its Spanish subsidiary, compared to a $270,000 tax expense for its domestic and foreign operations in the second quarter of 2000. The net income was $151,000, compared to $377,000 last year.

Safe Harbor Statement

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, changes in interest rates, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company include: risk of recession in the economies and /or markets in which its products are sold, the Company's ability to refinance its credit facility or obtain additional financing, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, fluctuations in cost of raw materials, and pricing pressures from competitors and customers.

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

The Company's Annual Meeting was held on April 20,
2001.

The following members were elected to the Company's
Board of Directors to hold office for the ensuing three-year term:

     Nominees                In Favor    Opposed

Edward H. Pendergast,
  Joseph D. Hamilburg and
  C. Gerald Goldsmith        787,501       1,760

The results on the voting of the following additional item were as follows:

The ratification of the appointment of
PricewaterhouseCoopers LLP as independent auditors of the Company for the next fiscal year:

               In Favor  Opposed  Abstain    No Vote

                788,486      700       75        -0-


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




Date:   July 12, 2001

                     PLYMOUTH RUBBER COMPANY, INC.
                          INDEX TO EXHIBITS

Exhibit
  No.     Description

(2)  Not Applicable.

(3)(i) Restated Articles of Organization -- incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-K for the year ended December 2, 1994.

(3)(ii) By Laws, as amended -- incorporated by reference to Exhibit (3)(ii) of the Company's Annual Report on Form 10-
K for the year ended November 26, 1993.

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

(4)(xix)  Amendment to Loan and Security Agreement between Brite-
Line Technologies, Inc., and LaSalle National Bank dated
February 18, 1999 - incorporated by reference to Exhibit
(4)(xviii) to the Company's report on Form 10-Q for the quarter ended February 26, 1999.

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