Form 10-Q
period 2001-08-31
PLYMOUTH RUBBER CO INC
filed 2001-10-12
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



                  For Quarter Ended: August 31, 2001
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












                        PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

   Item 1.  Condensed Financial Statements:                        Page No.

    Condensed Consolidated Statement of Operations
        and Retained Earnings (Deficit). . . . . . . . . . . . .        2

    Condensed Consolidated Statement of Comprehensive
            Income (Loss). . . . . . . . . . . . . . . . . . . .        3

    Condensed Consolidated Balance Sheet . . . . . . . . . . . .        4

    Condensed Consolidated Statement of Cash Flows . . . . . . .        5

    Notes to Condensed Consolidated Financial Statements . . . .       6-13

   Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . .      14-18



PART II.  OTHER INFORMATION                                             19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                        PLYMOUTH RUBBER COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       AND RETAINED EARNINGS (DEFICIT)

          (In Thousands except Share and Per Share Amounts)
                              (Unaudited)




                                  Third Quarter Ended      Nine Months Ended
                                   Aug. 31    Sept.1      Aug. 31      Sept.1
                                    2001      2000         2001        2000
                                  --------    --------    --------    --------

Net Sales . . . . . . . . . . .  $  16,074   $  18,504   $  49,399   $  56,581
                                  --------    --------    --------    --------
Costs and Expenses:
 Cost of products sold. . . . .     13,410      15,191      41,469      45,000
 Selling, general and
   administrative . . . . . . .      3,046       3,444       9,340      10,519
                                  --------    --------    --------    --------
                                    16,456      18,635      50,809      55,519
                                  --------    --------    --------    --------
Operating income (loss) . . . .       (382)       (131)     (1,410)      1,062
Interest expense. . . . . . . .       (591)       (615)     (1,750)     (1,718)
Other income (expense). . . . .         93          (9)        140          (3)
                                  --------    --------    --------    --------
Income (loss) before taxes. . .       (880)       (755)     (3,020)       (659)

Benefit (provision) for
   income taxes . . . . . . . .         38         302          --         264
                                  --------    --------    --------    --------
Net income (loss) . . . . . . .       (842)       (453)     (3,020)       (395)

Retained earnings (deficit)
  at beginning of period. . . .     (3,489)      2,736      (1,311)      2,678
                                  --------    --------    --------    --------
Retained earnings(deficit)
  at end of period. . . . . . .  $  (4,331)  $   2,283   $  (4,331)  $   2,283
                                  ========    ========    ========    ========

Per Share Data:

Basic Earnings Per Share:

Net income (loss) . . . . . . .  $   (0.41)  $   (0.22)  $   (1.48)  $   (0.19)
                                  ========    ========    ========    ========
Weighted average number of
  shares outstanding. . . . . .  2,036,890   2,036,889   2,036,890   2,043,012
                                 =========   =========   =========   =========

Diluted Earnings Per Share:

Net income (loss) . . . . . . .  $   (0.41)  $   (0.22)  $   (1.48)  $   (0.19)
                                  ========    ========    ========    ========
Weighted average number of
  shares outstanding. . . . . .  2,036,890   2,036,889   2,036,890   2,043,012
                                 =========   =========   =========   =========





     See Accompanying Notes to Condensed Consolidated Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE
                                INCOME (LOSS)

                              (In Thousands)
                                (Unaudited)


                                  Third Quarter Ended       Nine Months Ended
                                   Aug. 31     Sept.1      Aug. 31      Sept.1
                                    2001        2000        2001        2000
                                  --------    --------    --------    --------
Net income (loss) . . . . . . . $     (842)  $    (453)  $  (3,020)  $    (395)

Other comprehensive income,
   net of tax:
    Foreign currency
     translation adjustment . .         66         (42)         38        (101)
                                  --------    --------    --------    --------
    Other comprehensive income.         66         (42)         38        (101)
                                  --------    --------    --------    --------
Comprehensive income (loss) . . $     (776)  $    (495)  $  (2,982)  $    (496)
                                  ========    ========    ========    ========


























     See Accompanying Notes to Condensed Consolidated Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (In Thousands)


                                              Aug. 31,       Dec. 1,
                                                2001          2000
                                             ---------      ---------
                                            (Unaudited)
Assets
Current Assets:
   Cash. . . . . . . . . . . . . . . . . . . $       2     $        4
   Accounts receivable . . . . . . . . . . .    12,186         10,009
   Allowance for doubtful accounts . . . . .      (351)          (331)

   Inventories:
     Raw materials . . . . . . . . . . . . .     3,892          4,671
      Work in process. . . . . . . . . . . .     1,296          1,627
      Finished goods . . . . . . . . . . . .     5,525          7,672
                                             ---------      ---------
                                                10,713         13,970
                                             ---------      ---------
   Prepaid expenses and other
       current assets. . . . . . . . . . . .       260            926
                                             ---------      ---------
     Total current assets. . . . . . . . . .    22,810         24,578
                                             ---------      ---------
Plant Assets:
   Plant assets. . . . . . . . . . . . . . .    48,726         47,970
   Less:  Accumulated depreciation . . . . .   (24,172)       (21,874)
                                             ---------      ---------
     Total plant assets, net                    24,554         26,096
                                             ---------      ---------

Other long-term assets . . . . . . . . . . .       786            787
                                             ---------      ---------
                                            $   48,150     $   51,461
                                             =========      =========
Liabilities and Stockholders' Equity
Current Liabilities:
   Short-term debt . . . . . . . . . . . . .$   14,475     $   12,238
   Accounts payable. . . . . . . . . . . . .     8,195          7,845
   Accrued expenses. . . . . . . . . . . . .     4,085          2,618
   Current portion of long-term
      obligations. . . . . . . . . . . . . .    10,200         13,234
                                             ---------      ---------
     Total current liabilities . . . . . . .    36,955         35,935
                                             ---------      ---------

Long-Term Liabilities:
   Borrowings. . . . . . . . . . . . . . . .     1,059          1,403
   Pension obligation. . . . . . . . . . . .     1,148          2,270
   Deferred tax liability. . . . . . . . . .       110            105
   Other . . . . . . . . . . . . . . . . . .     2,623          2,540
                                             ---------      ---------
     Total long-term liabilities . . . . . .     4,940          6,318
                                             ---------      ---------
Stockholders' Equity:
   Preferred stock . . . . . . . . . . . . .       --             --
   Class A voting common stock . . . . . . .       810            810
   Class B non-voting common stock . . . . .     1,281          1,281
   Paid in capital . . . . . . . . . . . . .     9,084          9,084
   Retained earnings (deficit) . . . . . . .    (4,331)        (1,311)
   Accumulated other comprehensive loss. . .      (253)          (291)
   Deferred compensation . . . . . . . . . .        (9)           (38)
                                             ---------      ---------
                                                 6,582          9,535
   Less: Treasury stock at cost. . . . . . .      (327)          (327)
                                             ---------      ---------
     Total stockholders' equity. . . . . . .     6,255          9,208
                                             ---------      ---------
                                            $   48,150     $   51,461
                                             =========      =========





     See Accompanying Notes to Condensed Consolidated Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)



                                               Nine Months Ended
                                             ------------------------
                                              Aug. 31,       Sept. 2
                                                2001           2000
                                             ---------      ---------
Cash flows relating to operating activities
   Net income (loss). . . . . . . . . . . . $   (3,020)    $     (395)
     Adjustments to reconcile net income
      (loss) to net cash provided by
       (used in) operating activities:
      Depreciation and amortization . . . .      2,275          2,154
      Amortization of deferred
        compensation. . . . . . . . . . . .         29             29
     Changes in assets and liabilities:
      Accounts receivable . . . . . . . . .     (2,075)          (113)
      Inventory . . . . . . . . . . . . . .      3,311            405
      Prepaid expenses. . . . . . . . . . .        662            226
      Other assets. . . . . . . . . . . . .        (22)            41
      Accounts payable. . . . . . . . . . .        304            366
      Accrued expenses. . . . . . . . . . .        298         (1,876)
      Pension obligation. . . . . . . . . .         70           (357)
      Other liabilities . . . . . . . . . .         81            (20)
                                             ---------      ---------
Net cash provided by operating activities .      1,913            460
                                             ---------      ---------
Cash flows relating to investing activities:
   Capital expenditures . . . . . . . . . .       (546)        (4,456)
                                             ---------      ---------
Net cash used in investing activities . . .       (546)        (4,456)
                                             ---------      ---------
Cash flows relating to financing activities:
   Net (decrease) increase in revolving
       line of credit . . . . . . . . . . .        543          2,530
   Proceeds from term debt. . . . . . . . .         --          4,095
   Payments on term debt. . . . . . . . . .     (1,509)        (2,157)
   Payments on capital leases . . . . . . .       (382)          (447)
   Treasury stock purchase. . . . . . . . .         --            (68)
   Proceeds from issuance of common stock .         --              2
                                             ---------      ---------
Net cash provided by (used in)
   financing activities:. . . . . . . . . .     (1,348)         3,955
                                             ---------      ---------
Effect of exchange rates on cash. . . . . .        (21)            43
                                             ---------      ---------
Net change in cash. . . . . . . . . . . . .         (2)             2
Cash at the beginning of the period . . . .          4             --
                                             ---------      ---------
Cash at the end of the period . . . . . . . $        2     $        2
                                             =========      =========

      Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . . . . . . . $    1,612     $    1,806
                                             =========      =========
Cash paid for income taxes. . . . . . . . . $       16     $      417
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

(2) The Company's term debt agreements contain various covenants which specify that the Company meet certain financial requirements, including minimum tangible net worth, fixed charge coverage ratio and working capital and maximum ratio of total liabilities to net worth. In addition, the revolving working capital credit facility and the real estate term loan contain an acceleration provision which can be triggered if the lender subjectively determines that an event of default has occurred.

As of August 31, 2001, the Company was not in compliance with the minimum working capital, fixed charge coverage ratio and maximum ratio of total liabilities to net worth covenants under its term debt agreements. This noncompliance constituted an event of default. Due to a cross default provision, the Company was also not in compliance with a covenant under its revolving working capital credit facility and real estate term loan. These events of default resulted in the working capital, real estate term loan and term debt facilities being payable on demand. The Company has been in default of certain covenants of its working capital, real estate loan and term debt facilities as of each quarter-end since September 1, 2000. As a result, $6,835,000 of the term debt facility and $1,050,000 of the real estate term loan are classified as current liabilities on the Company's Consolidated
Balance Sheet at August 31, 2001.  At December 1, 2000,
$7,760,000 of the term debt facility and $1,600,000 of the real estate term loan were classified as current liabilities.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $14,145,000 at August 31, 2001, the demand status of the Company's term debt and working capital facilities, and the relatively small amount of borrowing capacity under the working capital line of credit may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments related to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As discussed in the Company's Form 10-K filed for the year ended December 1, 2000, and in the Company's Form 10-Q filed for the first and second quarters of Fiscal 2001, the Company developed and implemented cash conservation plans in Fiscal 2001. The Company negotiated modified loan agreements with its primary term lender and a second term lender to defer certain principal payments from January
2001 through April 2001, and to extend the remaining amortization period by four months, allowing a reduced 2001 cash outflow of approximately $800,000 from deferred principal payments with these two lenders; negotiated a modified loan agreement with its primary working capital lender to increase cash availability during the second and part of the third quarter; reduced inventory by $3,257,000 from the end of fiscal 2000; and reduced capital expenditures in the first nine months of 2001 to $546,000 from $4,456,000 during the first nine months of 2000. The
Company also reduced costs significantly through a significant reduction in the number of employees, temporary reductions in pay for most salaried employees,

                        PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Unaudited) (Continued)

reduced overtime and utility costs, elimination of incentive compensation and other cost reductions.

On May 1, 2001, the Company amended its revolving working capital credit facility and real estate term loan with the lender. Under the terms of the amendment, the lender agrees to not immediately accelerate the payment of the outstanding debt, and to allow the lender and the Company to proceed under the terms of the agreement, as amended therein, but does not waive the existing covenant non-compliance. In addition, the amendment modifies the original term of the loan to end on May 31, 2001 and includes an automatic month to month renewal after May 31, 2001, an increase in the interest rate to prime plus one percent from prime, and the elimination of the LIBOR plus two percent interest rate option. The lender has renewed this arrangement through the end of September 2001.

As of August 31, 2001, the Company had approximately
$600,000 of unused borrowing capacity under its $18 million line of credit with its primary working capital lender, after consideration of collateral limitations and the letter of credit related to a guarantee of 80 million pesetas (approximately $0.4 million) on a term loan agreement with a Spanish bank syndicate.

The Company is currently negotiating with its term debt lenders to defer certain principal payments and to renegotiate its covenants, and with its revolving working capital lender to increase cash availability and to defer certain principal payments on the real estate term loan. No agreements have yet been reached. In August 2001, the Company delayed $209,000 in principal payments on its term debt facilities.

The Company does not expect to be in compliance with the existing covenants of its term debt facilities and expects that demand on its liquidity and credit resources will continue to be significant for the next twelve months.

(3) In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), during the first nine months of 2001, the Company did not record the tax benefit of the loss generated from its domestic operations, because it could not be carried back to recover taxes paid in previous years, and it is more likely than not that it will not be offset by the reversal of future taxable difference and may expire prior to realizability. The Company therefore recorded a tax benefit of $38,000 and $0 for the third quarter and first nine months of 2001, related to its Spanish subsidiary, compared to a $302,000 and $264,000 tax benefit for its domestic and foreign operations in the third quarter and first nine months of 2000, respectively.

(4) Environmental

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

                        PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited) (Continued)

The Company received a PRP notification regarding the SRS
Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the SRS Site, and the Company is a participant in the performing PRP group.
Largely because of "orphaned" and non-participating parties' shares, the Company most recently has been contributing approximately 2.16% toward the performing PRP group's ongoing expenses. To date, approximately $15 million in response costs have been spent or committed at this site. Based upon the extensive investigations and remedial actions conducted at the SRS Site to date, it is presently estimated that the total future costs at the SRS
Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of August 31, 2001, management has accrued
$461,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $265,000 in payments made to date by the Company.

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

                        PLYMOUTH RUBBER COMPANY, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited) (Continued)

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized contamination had occurred.
The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental
Protection ("DEP"), and the DEP has issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 for the set of five tanks and RTN Nos. 3-15347 and 3-19744 for the set of three tanks). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the contamination appears to be confined to a small area of soil and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil and groundwater in the vicinity of the tanks. Costs incurred to date in connection with these two locations have totaled approximately $538,000. It presently is estimated that the combined future costs to complete the assessment and remediation actions will total approximately $233,000, which has been accrued in the accompanying financial statements.

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

                        PLYMOUTH RUBBER COMPANY, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)

In April 2000, the Company received a Chapter 21E Notice of
Responsibility from the DEP concerning an oil release in the portion of the East Branch of the Neponset River that flows through the Company's property in Canton, Massachusetts (RTN No. 3-19407). The Company had duly reported the presence of oil in the river to the appropriate government agencies. The Company commenced cleanup and investigatory actions as soon as it became aware of the presence of the oil, and immediately retained both an LSP to oversee response actions in this matter and also an environmental services firm to perform cleanup and containment services. At the present time, neither the source nor the cause of the release has been positively determined. Costs incurred to date have totaled approximately $268,000. It is estimated that the future costs in this matter will total approximately $64,000, which has been accrued in the accompanying financial statements.



(5) The following table reflects the factors used in computing earnings per share and the effect on income (loss) and the weighted average number of shares of potentially dilutive securities.

                             Third Quarter Ended  August 31, 2001
                              Loss          Shares        Per Share
                           (Numerator)   (Denominator)      Amount
                            ---------     ---------       ---------
Basic EPS
  Loss available to
   common stockholders     $ (842,000)    2,036,890       $   (0.41)
                                                           ========
  Effect of Dilutive
   Security (A)
   Options                       --            --
                            ---------     ---------
Diluted EPS
  Loss available to
   common stockholders
   and assumed conversions $ (842,000)    2,036,890       $   (0.41)
                            =========     =========        =========

                            Third Quarter Ended  September 1, 2000
                              Loss          Shares        Per Share
                           (Numerator)  (Denominator)       Amount
                            ---------     ---------       ---------
Basic EPS
  Loss available to
   common stockholders     $ (453,000)    2,036,889       $   (0.22)
                                                           ========
  Effect of Dilutive
   Security (A)
   Options                         --           --
                            ---------     ---------
Diluted EPS
  Loss available to
   common stockholders
   and assumed conversions $ (453,000)    2,036,889       $   (0.22)
                            =========     =========        =========

                         PLYMOUTH RUBBER COMPANY, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited) (Continued)

(A) Options for 329,739 and 337,830 shares of common stock were outstanding at August 31, 2001 and September
1, 2000, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 150,500 and 57,976 shares of common stock were outstanding at August 31, 2001 and September 1, 2000,respectively, but were not included in computing diluted earnings per share because of the loss.


                                Nine Months Ended  August 31, 2001
                              Loss          Shares        Per Share
                           (Numerator)   (Denominator)      Amount
                            ---------     ---------       ---------
Basic EPS
  Loss available to
   common stockholders     $(3,020,000)   2,036,890       $   (1.48)
                                                           ========
  Effect of Dilutive
   Security (B)
   Options                          --           --
                             ---------     --------
Diluted EPS
  Loss available to
   common stockholders
   and assumed conversions $(3,020,000)   2,036,890       $   (1.48)
                            ==========    =========        ========

                             Nine Months Ended  September 1, 2000
                              Loss          Shares        Per Share
                           (Numerator)   (Denominator)      Amount
                            ---------     ---------       ---------
Basic EPS
  Loss available to
   common stockholders     $  (395,000)   2,043,012       $   (0.19)
                                                           ========
 Effect of Dilutive
  Security (B)
  Options                           --           --
                             ---------     --------
Diluted EPS
  Loss available to
   common stockholders
   and assumed conversions $  (395,000)   2,043,012       $   (0.19)
                             =========    =========        ========


(B) Options for 397,727 and 261,030 shares of common stock were outstanding at August 31, 2001 and September
1, 2000, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 84,889 and 92,971 shares of common stock were outstanding at August 31, 2001 and September 1, 2000,respectively, but were not included in computing diluted earnings per share because of the loss.

                        PLYMOUTH RUBBER COMPANY, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited) (Continued)

(6) Plymouth Rubber Company, Inc. and its subsidiaries primarily operate through the following two business segments: Plymouth Tapes and Brite-Line Technologies.
Management has determined these to be the Company's business segments based upon its process of reviewing and assessing Company performance and allocating resources.
Plymouth Tapes manufactures plastic and rubber products, including automotive, electrical, and industrial tapes.
Brite-Line Technologies manufactures and supplies rubber and plastic highway marking and safety products.

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

The table below presents information related to Plymouth
Rubber's business segments for the three months and the nine months ended August 31, 2001 and September 1, 2000.

                                    Third Quarter Ended    Nine Months Ended
                                      Aug 31,  Sept. 1,    Aug 31,   Sept. 1,
                                        2001     2000       2001      2000
                                      -------   -------    -------   -------
Segment sales to unaffiliated
 customers:
  Plymouth Tapes . . . . . . . . . . $ 13,472  $ 15,901   $ 42,307  $ 50,173
  Brite-Line Technologies. . . . . .    2,602     2,603      7,092     6,408
                                      -------   -------    -------   -------
  Consolidated net sales . . . . . . $ 16,074  $ 18,504   $ 49,399  $ 56,581
                                      =======   =======    =======   =======
Segment income (loss):
  Plymouth Tapes . . . . . . . . . . $   (843) $   (496)  $ (2,283) $    253
  Brite-Line Technologies. . . . . .      461       365        873       809
                                      -------   -------    -------   -------
  Consolidated operating
    income (loss). . . . . . . . . .     (382)     (131)    (1,410)    1,062
  Interest expense . . . . . . . . .     (591)     (615)    (1,750)  ( 1,718)
  Other, net . . . . . . . . . . . .       93        (9)       140        (3)
                                      -------   -------    -------   -------
  Consolidated income (loss)
    before tax . . . . . . . . . . . $   (880) $   (755)  $ (3,020) $   (659)
                                      =======   =======    =======   =======

(7)   In June 2001, the FASB issued Statement of Financial
Accounting Standards No. 141, "Business Combinations" (FAS
No. 141), and Statement of Financial Accounting Standards
No. 142, "Goodwill and Other Intangible Assets" (FAS No.
142). FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment.
FAS No. 142 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company effective November 30, 2001. As of the date of the adoption, the Company expects to have unamortized goodwill of approximately $370,000, which will be subject to the provisions of FAS No. 142. Amortization expense related to goodwill was approximately $74,000 and $53,000 for the year ended December 1, 2000 and the nine months ended August 31, 2001, respectively. The Company is currently assessing other impact of the adoption of FAS No. 142.

                         PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited) (Continued)

(8)   In June 2001, the FASB issued Statement of Financial
Accounting Standards No. 143,"Accounting for Asset
Retirement Obligations"(FAS No. 143). FAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
FAS No. 143 will be effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective November 30, 2002. The Company is currently assessing the impact of the adoption of FAS No. 143.

(9) In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS No. 144), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FAS No. 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Because FAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. FAS No. 144 establishes a single accounting model, based on the framework established in FAS No. 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under FAS No. 121. The provisions of FAS No. 144 will be effective for the Company as of November 30, 2002. The Company is in the process of assessing the impact of the adoption of FAS No. 144.

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

First Nine Months, 2001, Compared with First Nine Months, 2000

In the first nine months of 2001, sales decreased 12.7% to $49,399,000 from $56,581,000 last year. Sales at Plymouth Tapes decreased 15.7% to $42,307,000 from $50,173,000 last year. The largest decrease was in the automotive market, where sales decreased 19.9% from last year, largely because of the slowdown in U.S. auto production and market share shifts among auto producers. Sales in all other markets decreased 9.1%. Sales at Brite-Line Technologies increased 10.7% to $7,092,000 from $6,408,000 last year, due to increased customer demand.

Gross margin decreased to 16.1% from 20.5% last year. Plymouth Tapes' gross margin decreased to 13.4% from 18.6% last year. The major factor was lower production volumes, resulting from both lower sales and a $3.3 million reduction in inventory during the nine months ended August 31, 2001, partially offset by lower manufacturing spending and lower raw material purchase costs. At Brite-Line Technologies, gross margin decreased to 32.0% from 34.9% last year as a result of product mix and lower sales margins to a foreign customer, partially offset by improved manufacturing overhead absorption resulting from increased production volumes.

Selling, general and administrative expenses, as a percentage of sales, increased slightly to 18.9% from 18.6% last year. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, increased to 18.8% from 18.1% last year, largely because of the decreased sales volume, as total selling, general and administrative expenses decreased 12.6% to $7,946,000 from $9,094,000 last year. Contributing factors included incentive compensation and profit sharing expense which, although zero for the first nine months of 2001, increased from last year, as last year's first nine months contained negative expenses ($49,000 for the incentive compensation and $96,000 for the profit sharing) to adjust prior estimates to actual. Salaries and fringe benefits decreased $70,000 or 2% from last year, but less than the 15.7% decrease in sales. The major decrease in expenses included $409,000 of lower freight expense, $164,000 of decreased external warehouse expenses, and $161,000 of lower environmental expenses. At Brite-Line, selling, general and administrative expenses, as a percentage of sales, decreased to 19.7% from 22.2% last year. The largest factors were a $79,000 decrease in professional fees, a $49,000 reduction in travel expenses, a $48,000 reduction in field equipment expenses, and a $26,000 reduction in accrued commissions, partially offset by a $116,000 increase in freight expense and a $29,000 increase in license fees.

Interest expense increased to $1,750,000 from $1,718,000 last year because of higher fees and higher equipment term loan balances, mostly offset by lower balances and lower interest rates on the revolving line of credit, and a lower real estate loan balance. Other income (expense) increased to an income of $140,000 from an expense of $3,000 last year, due largely to a $72,000 improvement in foreign exchange gains and losses, a $25,000 gain on the cash surrender value of life insurance policies, and a one-time rental income of $35,000.

The above factors generated a pre-tax loss of $3,020,000, compared to a pre-tax loss of $659,000 in the first nine months of last year. The net loss was $3,020,000 during the first nine months of 2001, compared to a net loss of $395,000 during the first nine months of 2000. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), the Company did not record the tax benefit generated from its domestic operations during the first nine months of 2001, because it could not be carried back to recover taxes paid in previous years, and it may not be offset by the reversal of future taxable differences and may expire prior to realizability.

Liquidity

The Company's term debt agreements contain various covenants which specify that the Company meet certain financial requirements, including minimum tangible net worth, fixed charge coverage ratio and working capital and maximum ratio of total liabilities to net worth. In addition, the revolving working capital credit facility and the real estate term loan contain an acceleration provision which can be triggered if the lender subjectively determines that an event of default has occurred.

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                          (Continued)

As of August 31, 2001, the Company was not in compliance with the minimum working capital, fixed charge coverage ratio and maximum ratio of total liabilities to net worth covenants under its term debt agreements. This noncompliance constituted an event of default. Due to a cross default provision, the Company was also not in compliance with a covenant under its revolving working capital credit facility and real estate term loan. These events of default resulted in the working capital, real estate term loan and term debt facilities being payable on demand. The Company has been in default of certain covenants of its working capital, real estate loan and term debt facilities as of each quarter-end since September 1, 2000. As a result, $6,835,000 of the term debt facility and $1,050,000 of the real estate term loan are classified as current liabilities on the Company's Consolidated Balance Sheet at August 31, 2001.

As of August 31, 2001, the Company had approximately $600,000 of unused borrowing capacity under its $18 million line of credit with its primary working capital lender, after consideration of collateral limitations and the letter of credit related to a guarantee of 80 million pesetas (approximately $0.4 million) on a term loan agreement with a Spanish bank syndicate.

The Company does not expect to be in compliance with the existing covenants of its term debt facilities and expects that demand on its liquidity and credit resources will continue to be significant for the next twelve months.

The Company's working capital position decreased from a negative $11,357,000 at December 1, 2000 to a negative $14,145,000 at
August 31, 2001, due to $3,257,000 reduction in inventory, a $2,237,000 increase in short-term debt, a $1,467,000 increase in accrued expenses, a $666,000 decrease in prepaid expenses, and $352,000 of other working capital decreases, partially offset by a $3,034,000 decrease in the current portion of long term debt, and a $2,157,000 increase in accounts receivable.

Cash generated from operating activities was $1.9 million in the first nine months of 2001, as compared to $0.5 million in the first nine months of last year. The major factors contributing to cash from operating activities were a decrease in inventory of $3.3 million, largely at Plymouth Tapes, depreciation and amortization of $2.3 million, a decrease in prepaid expenses of $0.7 million, an increase in accrued expenses of $0.3 million, an increase in accounts payable of $0.3 million, and a $0.1 million increase in pension and other liabilities, partially offset by a net loss of $3.0 million, and an increase in accounts receivable of $2.1 million. This operating cash flow and cash provided through additional borrowings totaling $0.5 million under the Company's revolving line of credit, were used to pay off term debt and capital leases of $1.9 million, and to finance capital expenditures of $0.5 million.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described above, the negative working capital position of $14,145,000 at August 31, 2001, the demand status of the Company's term debt and working capital facilities, and the relatively small amount of borrowing capacity under the working capital line of credit may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments related to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                            (Continued)

As discussed in the Company's Form 10-K filed for the year ended December 1, 2000, and in the Company's Form 10-Q filed for the first and second quarters of fiscal 2001, the Company developed and implemented cash conservation plans for Fiscal 2001. The Company negotiated modified loan agreements with its primary term lender and a second term lender to defer certain principal payments from January 2001 through April 2001, and to extend the remaining amortization period by four months, allowing a reduced 2001 cash outflow of approximately $800,000 from deferred principal payments with these two lenders; negotiated a modified loan agreement with its primary working capital lender to increase cash availability during the second and part of the third quarter; reduced inventory by $3,257,000 from the end of fiscal 2000; and reduced capital expenditures in the first nine months of 2001 to $546,000 from $4,456,000 during the first nine months of 2000. The Company also reduced costs significantly through a significant reduction in the number of employees, temporary reductions in pay for most salaried employees, reduced overtime and utility costs, elimination of incentive compensation and other cost reductions. The Company continues to seek opportunities to conserve cash and will continue to explore opportunities for additional financing or refinancing of existing debt but to date, has not completed any such financing or refinancing.

On May 1, 2001, the Company amended its revolving working capital credit facility and real estate term loan with the lender. Under the terms of the amendment, the lender agrees to not immediately accelerate the payment of the outstanding debt, and to allow the lender and the Company to proceed under the terms of the agreement, as amended therein, but does not waive the existing covenant non-compliance. In addition, the amendment modifies the original term of the loan to end on May 31, 2001 and includes an automatic month to month renewal after May 31, 2001, an increase in the interest rate to prime plus one percent from prime, and the elimination of the LIBOR plus two percent interest rate option. The lender has renewed this arrangement through the end of September 2001.

The Company is currently negotiating with its term debt lenders to defer certain principal payments and to renegotiate its covenants, and with its revolving working capital lender to increase cash availability and to defer certain principal payments on the real estate term loan. No agreements have yet been reached. In August 2001, the Company delayed $209,000 in principal payments on its term debt facilities.

In the opinion of management, and based upon the plans above, additional cash flow from operations, and from existing, renegotiated, refinanced, and/or additional debt facilities, and cash conservation measures will provide sufficient funds to meet expected needs for the remainder of fiscal 2001, although this can not be assured. Although there has been no demand placed on the Company by its term debt or working capital lenders, should such a demand be placed, and should additional financing or refinancing not be obtained, the Company would most likely not be able to sustain operations.

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

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                          (Continued)

Third Quarter, 2001, Compared with Third Quarter, 2000

In the third quarter of 2001, sales decreased 13.1% to $16,074,000 from $18,504,000 last year. Sales at Plymouth Tapes decreased 15.3% to $13,472,000 from $15,901,000 last year. The largest decrease was in the automotive market, where sales decreased 13.6% from last year, largely because of the slowdown in U.S. auto production and market share shifts among auto producers. Sales in all other markets also decreased 17.7%, largely due to the general economic slowdown. Sales at Brite-Line Technologies remained level at $2,602,000 compared to $2,603,000 last year.

Gross margin decreased to 16.6% from 17.9% last year. Plymouth Tapes' gross margin decreased to 13.1% from 15.7% last year. The major factor was lower production volumes, resulting from both lower sales and a $1.0 million reduction in inventory during the quarter, partially offset by lower manufacturing spending and lower raw material purchase costs. At Brite-Line Technologies, gross margin increased to 34.7% from 31.4% last year. The major factors were increased manufacturing overhead absorption resulting from higher production volumes, and improved manufacturing yields.

Selling, general and administrative expenses, as a percentage of sales, decreased to 18.9% from 21.4% last year. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, increased to 19.3% from 18.8% last year, largely because of the decreased sales volume, as total selling, general and administrative expenses decreased 13.0% to $2,603,000 from $2,991,000 last year. Contributing factors included approximately $200,000 of expense connected with employee severance pay, a $43,000 increase in bad debt expense, and a $27,000 increase in professional fees. The major decreases in expenses included a $242,000, or 21%, decrease in salaries and fringe benefits, excluding the severance pay discussed above. Other decreases included $148,000 of lower freight expenses, $107,000 of decreased external warehouse expenses, a $69,000 reduction in professional fees, $36,000 of lower environmental expenses, and a $34,000 decrease in commissions. At Brite-Line, selling, general and administrative expenses, as a percentage of sales, decreased slightly to 17.0% from 17.4% last year. The largest factors were a $29,000 decrease in bad debt expense and a $22,000 reduction in field equipment expenses, partially offset by a $29,000 increase in freight expense.

Interest expense decreased slightly to $591,000 from $615,000 last year, largely because of lower average loan balances and lower interest rates on the revolving line of credit, and lower average balances on the equipment and real estate loans, partially offset by increased fees. Other income (expense) increased to an income of $93,000 from an expense of $9,000 last year, due largely to $54,000 of improved foreign exchange gains and losses, a $25,000 gain on the sale of securities, and a $25,000 increase in miscellaneous income.

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                            (Continued)

The above factors generated a pre-tax loss of $880,000, compared to a $755,000 loss last year. The net loss was $842,000, compared to a $453,000 net loss last year. During the third quarter of 2001, the Company did not record any tax benefit for the net loss from its domestic operations because it could not be carried back to recover taxes paid in previous years and it may not be offset by the reversal of future taxable differences and may expire prior to realizability. During the third quarter of 2001, the Company recorded a $38,000 tax benefit for its Spanish subsidiary, compared to a $302,000 tax benefit for its domestic and foreign operations in the third quarter of 2000.

Safe Harbor Statement

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, changes in interest rates, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company include: risk of recession in the economies and /or markets in which its products are sold, the Company's ability to refinance its credit facilities or obtain additional financing, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, fluctuations in cost of raw materials, and pricing pressures from competitors and customers.

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




Date:    October 12, 2001

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