Form 10-K
period 2001-11-30
PLYMOUTH RUBBER CO INC
filed 2002-03-07
CIK 79225

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number
    November 30, 2001                                           1-5197
    -----------------                                           ------

                          PLYMOUTH RUBBER COMPANY, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

    Massachusetts                                         04-1733970
--------------------------------                     ---------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

104 Revere Street, Canton, Massachusetts                    02021
----------------------------------------               -------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:    (781) 828-0220
                                                      --------------

Securities registered pursuant to
    Section 12(b) of the Act:                Name of each exchange on
      Title of each class                      Which registered
---------------------------------           ---------------------------
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

               Yes    X                  No
           ----------------                 ------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at January 24, 2002, was approximately $507,000.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

              Class A common stock, par value $1 . . . . .   810,586
                                                           ---------
              Class B common stock, par value $1 . . . . . 1,248,390
                                                           ---------

         Documents incorporated by reference:

         Portions of the registrant's definitive Proxy Statement to be dated on or about March 26, 2002 (the "Proxy Statement") are incorporated by reference in
Part III of this Report. Other documents incorporated by reference in this report are listed in the Index to Exhibits.

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

The markets served by the Company are highly competitive. Competition comprises a number of domestic and foreign companies, some of which have larger sales organizations and substantially greater resources than the Company. In general, the Company regards itself as having an average competitive position in the industry, although, based on available market information, it is believed that the Company is a significant factor in, and has captured significant shares of the markets for friction, rubber and vinyl tape products. The estimated number of competitors varies from market to market. The Company relies upon product design, product quality, price and service to maintain its competitive position in the markets served and no single product accounts for a predominant amount of the Company's total sales volume. Since 1988, the Company has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of the Delphi Packard Electric Division ("PED") of General Motors and its successor corporation, Delphi Automotive Systems Corporation ("Delphi") which was spun off from General Motors as of May 1999, and has also supplied part of PED's and Delphi's tape requirements for Europe and South America. In 2000, the Company signed a new contract with Delphi to supply PVC and some textile tapes until 2005. Delphi accounted for approximately 33%, 31% and 32% of the Company's net sales in 2001, 2000 and 1999, respectively. As Delphi constitutes a significant percentage of the Company's sales, loss of the business would have a material adverse effect on the Company. The Company is diversifying its automotive tapes business by adding new customers in the United States and abroad, and by developing new tapes for harnessing, as well as other products for other markets. The following table sets forth information with regard to competition in the worldwide markets from which the Company derives its largest volume of sales:

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

The Company employs approximately 400 people.

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

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned" and non-participating parties' shares, the Company most recently has been contributing approximately 2.16% toward the performing PRP group's ongoing expenses. Approximately $15 million in response costs have been spent or committed at this Site. Based upon the extensive investigations and remedial actions conducted at the Site to date, it is presently estimated that the total future costs at the SRS Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of November 30, 2001, management has accrued $461,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $265,000 in payments made to date by the Company.

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRPs (such as the Company), the EPA has named a number of other PRPs who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the SRS transshipper PRPs' waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the Site. The remediation program at the OSL Site has been divided into two phases, called Operable Units ("OU"). OU#1 primarily involves capping of the site and OU#2 is groundwater remediation, if any. A Record of Decision ("ROD") was issued in September, 1994 for OU#1 and, in December, 1997, following mediation, the Company contributed $140,000 in full settlement of OU#1 (toward a total contribution by the SRS transshipper PRPs of approximately $2.5 million). The SRS transshipper PRPs' payment of $2.5 million represented approximately 8% of the OU#1 total settlement. At present, neither the remedy for OU#2 nor the allocation of the costs thereof among the PRPs has been determined. Whatever remedy ultimately is selected, the SRS transshippers' allocable share of the OU#2 expenses likely will be greater than the 8% paid for OU#1. It has been estimated that the total costs of OU#2 may range from $10 million to $50 million. Management has accrued $337,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter, which is net of approximately $168,000 in payments made to date by the Company.

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP"), and the DEP has issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 for the set of five tanks and RTN Nos. 3-15347 and 3-19744 for the set of three tanks). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the contamination appears to be confined to a small area of soil and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil and groundwater in the vicinity of the tanks. Costs incurred to date in connection with these two locations have totaled approximately $609,000. These costs have been funded through operating cash flows. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $222,000, and that amount has been accrued in the accompanying financial statements.

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

In April 2000, the Company received a Chapter 21E Notice of Responsibility from the DEP concerning an oil release in the portion of the East Branch of the Neponset River that flows through the Company's property in Canton, Massachusetts (RTN No. 3-19407). The Company had duly reported the presence of oil in the river to the appropriate government agencies. The Company commenced cleanup and investigatory actions as soon as it became aware of the presence of the oil, and immediately retained both an LSP to oversee response actions in this matter and also an environmental services firm to perform cleanup and containment services. At the present time, neither the source nor the cause of the release has been positively determined. Costs incurred to date have totaled approximately $268,000. It presently is estimated that the future costs in this matter will total approximately $62,000 which has been accrued in the accompanying financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                          EXECUTIVE OFFICERS OF THE COMPANY

Name                           Position/Officer                        Age (at last Birthday)        Served Since
----                           ----------------                        ----------------------        ------------

Maurice J. Hamilburg           President and Co - Chief Executive
                                  Officer and Director                          55                       1987
Joseph D. Hamilburg            Chairman and Co - Chief Executive
                                   Officer and Director                         53                       1998
Fiore D. DiGiovine             VP - Mfg. Development                            74                       1987
Alan I. Eisenberg              VP - Sales & Marketing                           51                    1988 & 1986
Sheldon S. Leppo               VP - Research & Development                      67                       1970
Joseph J. Berns                VP - Finance and Treasurer                       55                       1997
Thomas L. McCarthy             VP - Manufacturing                               41                       1999
David M. Kozol                 Clerk and Secretary                              43                       1998

Messrs. Maurice J. Hamilburg, Fiore D. DiGiovine, Sheldon S. Leppo and Alan I. Eisenberg have held their present positions during each of the past five years.

Mr. Joseph J. Berns joined the Company in August 1997. From 1987 to 1997, he served as Vice President - Finance for Cooley Incorporated, a manufacturer of coated fabrics.

Mr. Joseph D. Hamilburg joined the Company in April 1998. From 1989 to 1998, he served as President of J.D.H. Enterprises, Inc., an international consulting company. Mr. Hamilburg has been a Director of the Company since 1974.

Mr. Thomas L. McCarthy joined the Company in June, 1999. From 1997 to 1999 he served as Director of Operations of Madico, Inc. From 1992 to 1997 he served as Vice President - Operations of Venture Tape Corporation.

Mr. David M. Kozol, for more than five years, has been a practicing attorney in the law firm of Friedman & Atherton, which serves as the Company's counsel.

                                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a)  PRICE RANGE OF COMMON STOCK

The following table sets forth the reported high and low prices for Plymouth Rubber Company Class A and Class B common stock, which shares are listed and traded on the American Stock Exchange.

                            Class A            Class B                                 Class A             Class B
                        ----------------- -------------------                      ----------------- ---------------------
                         High      Low      High       Low                          High      Low      High        Low
                        -------- -------- ---------- --------                      -------- -------- ---------- ----------
Quarter - 2001                                                Quarter - 2000
   First.............   $ 8.38   $ 5.94    $ 3.44    $ 2.40      First..........   $ 8.25    $ 7.00    $ 7.00     $ 6.31
   Second............     6.35     0.80      2.81      0.80      Second.........     7.38      3.75      6.25       2.75
   Third.............     2.24     1.50      1.80      1.40      Third..........     5.81      4.75      4.19       3.25
   Fourth............     1.70     0.75      1.50      0.75      Fourth.........     5.94      3.25      5.44       2.63

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of February 4, 2002, the approximate number of holders of each class of equity securities of the Company was:

                Title of Class                               Number of Holders
                --------------                               -----------------
       Class A voting common stock $1.00 par value...........       220
       Class B non-voting common stock $1.00 par value.......       260

The number of holders listed above does not include shareholders for whom shares are held in a "nominee" or "street" name.

(c)  DIVIDENDS

The Company has not paid cash dividends on its common stock since fiscal year 1970. Under the Company's loan agreements, the Company is prohibited from paying any cash dividends with respect to its capital stock without a waiver from its lender, so long as any obligation under the loan agreements remains outstanding. In addition, a payment of dividends will depend, among other factors, on earnings, capital requirements and the working capital needs of the Company. At the present time, the Company intends to follow a policy of retaining earnings in order to finance the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           Fiscal Years
                                              -----------------------------------------------------------------------
                                                2001           2000           1999           1998            1997
                                              ---------      ---------      ----------     ----------     -----------
SELECTED INCOME STATEMENT DATA:
Net Sales                                    $66,498,000    $74,392,000    $78,038,000    $69,390,000     $67,463,000
Income (loss) from operations                $(2,899,000)   $(3,989,000)   $ 3,122,000    $ 1,838,000     $ 1,266,000
Per Share Data:
Net income (loss) per share
  (diluted)                                  $     (1.42)   $     (1.95)   $      1.42    $      0.84     $      0.58
Weighted average shares outstanding            2,042,411      2,041,481      2,198,480      2,200,406       2,174,482

SELECTED BALANCE SHEET DATA (AS OF YEAR END):
Total Assets                                 $48,658,000   $ 51,461,000    $55,035,000    $50,701,000     $44,064,000
Long Term Liabilities                        $ 6,815,000    $ 6,318,000    $16,000,000    $16,919,000     $15,858,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000

Sales decreased 10.6% to $66,498,000 in 2001 from $74,392,000 in 2000. Sales at
Plymouth Tapes decreased 13.6% to $57,553,000 from $66,591,000 last year. The largest decrease was in the automotive market, where sales decreased 16.6% from 2000, largely because of the slowdown in U.S. auto production and market share shifts among auto producers. Sales in all other markets decreased 8.8% due in part to the economic slowdown. Sales at Brite-Line Technologies increased 14.7% to $8,945,000, from $7,801,000 in 2000, due to increased customer demand.

Gross margin decreased to 17.6% in 2001 from 19.1% in 2000. Plymouth Tapes' gross margin decreased to 15.7% in 2001 from 17.4% in 2000. The major factor was lower production volumes, resulting from both lower sales and a $2,961,000 reduction in inventory, partially offset by lower manufacturing spending and lower raw material purchase costs. At Brite-Line Technologies, gross margin decreased to 30.1% in 2001 from 34.1% in 2000 as a result of product mix and lower sales margins to foreign markets, partially offset by improved manufacturing overhead absorption resulting from increased production volumes.

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

Selling, general and administrative expenses, as a percentage of sales, decreased to 18.6% in 2001 from 19.1% in 2000. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 18.4% in 2001 from 18.6% in 2000, and total selling, general and administrative expenses decreased 14.7% to $10,589,000 from $12,408,000 in 2000. The decrease in expenses included $455,000 of lower freight and $172,000 of decreased external warehouse expenses, due to lower volumes and a reduction in the number of warehouses, a $498,000 decrease in environmental expenses, a $342,000 reduction in salaries and fringe due to headcount and salary reductions, $140,000 of reduced commissions due to lower sales levels, $103,000 of lower professional fees, $75,000 of reduced advertising, $94,000 lower travel expenses, and $56,000 of lower foreign selling expenses. These reductions were partially offset by a $119,000 bad debt increase from 2000, which benefited from a reversal of $41,000.

In February, 2002, KM Logistics, a third party freight audit and payment service, filed for Chapter 11 bankruptcy protection, while holding approximately $300,000 of Company funds intended to reimburse the Company's freight carriers for normal services. Approximately $100,000 of these payments were made to KM Logistics prior to fiscal 2001 year-end. Due to the bankruptcy filing, the Company provided a reserve for the full amount of the funds held by KM Logistics at November 30, 2001. This charge is included as a selling, general and administrative expense at Plymouth Tapes in the fourth quarter of fiscal 2001. A loss of approximately $200,000 will be recorded in the first quarter of fiscal 2002 for the funds remitted to KM Logistics after November 30, 2001. The Company intends to pursue all legal means of recovery of the $300,000 balance.

At Brite-Line, selling, general and administrative expenses, as a percentage of sales, decreased to 20.0% in 2001 from 22.8% in 2000. The largest factors were a $59,000 decrease in professional fees, a $20,000 reduction in travel expenses, a $51,000 reduction in field equipment expenses, and a $26,000 reduction in accrued commissions, partially offset by a $106,000 increase in freight expense and a $23,000 increase in product license fees.

Interest expense in 2001 decreased to $2,298,000 from $2,342,000 in 2000, because of lower balances and lower interest rates on both the revolving line of credit and the real estate loan, and lower balances on the equipment term loans, partially offset by higher lender fees. The foreign currency exchange loss was $25,000 in 2001 compared to $110,000 in 2000. Other income was $99,000 in 2001, due largely to non-recurring rental income of $35,000, a $25,000 gain on the sale of securities, a $25,000 gain on the cash surrender value of life insurance policies, and other net income items of $14,000, compared to $110,000 in 2000, which had a $62,000 gain on the sale of securities and miscellaneous net income items of $48,000.

The pre-tax loss for 2001 was $2,910,000, compared to a pre-tax loss of $2,287,000 in 2000. The net loss was $2,899,000 in 2001, compared to a net loss of $3,989,000 in 2000. The Company generated a tax benefit of $1,127,000 as a result of the fiscal 2001 loss. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for this benefit as it could not be carried back to recover taxes paid and will not be offset by the reversal of future taxable differences. The Company's liquidity situation at November 30, 2001 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize this benefit.

The U.S. dollar is the functional currency for the Company's U.S. operations. For these operations, all gains and losses from foreign currency transactions are included in income currently. The Company operates a wholly owned subsidiary in Spain, which accounted for 10.2% of the Company's revenues in fiscal 2001. The functional currency of this subsidiary has been the Peseta and will be the Euro in 2002. Changes in the Peseta/Euro/Dollar exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. The Company occasionally enters into purchase or sales contracts in currencies other than the functional currency, and hedges only those transactions that are of significant size. The Company did not enter into any foreign currency forward contracts in 2001 and 2000 and did not have any forward contracts outstanding at the end of 2001 and 2000.

FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

Sales decreased 5% to $74,392,000 (52 weeks) from $78,038,000 (53 weeks) in 1999. Plymouth Tapes' sales of $66,591,000 were down 3% from 1999. Sales in the automotive market decreased approximately 7%, largely due to weak fourth quarter sales. Sales in all other markets combined increased 5%, partially offsetting the automotive decrease. Sales at Brite-Line Technologies decreased 20% to $7,801,000 from $9,729,000 in 1999, largely due to lower than expected reorder business, unacceptable pricing in Europe due to currency exchange rates, and unfavorable spring weather conditions in certain key market regions.

Gross margin decreased to 19.1% from 27.6% in 1999. Plymouth Tapes' gross margin decreased to 17.4% from 27.0% in 1999. The major factor driving this decrease was rising raw material purchase prices during fiscal 2000, primarily for PVC resins, which increased product costs significantly compared to 1999, and which the Company was largely unable to pass along to customers. The resultant margin decrease was estimated to be $2,000,000 for the year. Another factor was extensive time during July and early August that was necessary to install and debug capital equipment additions and improvements. The resultant low production output produced a large overhead absorption variance, estimated at approximately $400,000, lower direct labor utilization, and lower sales due to the temporary inability to produce certain products. Overall processing yields were also significantly unfavorable compared to 1999, and were a significant contributor to the lower gross margin. One large component of the lower processing yields was the installation and startup costs for certain coating equipment. In addition, manufacturing costs were higher for certain automotive products, due to product development activities. Increases were also experienced in indirect labor, equipment repair, healthcare, and utility costs. Lower contractual selling prices, mainly to a major automotive customer, also contributed approximately $400,000 to the margin decrease, as did unfavorable European pricing caused by currency exchange rates. Slightly offsetting this was the gross margin at Brite-Line Technologies, which increased to 34.1% from 31.8% in 1999.

Selling, general and administrative expenses were incurred and recorded in both Plymouth Tapes and Brite-Line Technologies. Certain of the selling, general and administrative expenses recorded in Plymouth Tapes could be considered as incurred for the benefit of Brite-Line, but were not allocated to that segment. These expenses included certain management, accounting, personnel and sales services, and a limited amount of travel, insurance, directors' fees and other expenses.

Selling, general and administrative expenses, as a percentage of sales, decreased to 19.1% from 20.4% in 1999. The major source of the decrease was Brite-Line Technologies, where selling, general and administrative expenses, as a percentage of sales, decreased to 22.8% from 32.7% in 1999. The major factor was a decrease in professional fees to $108,000 from $1,275,000 in 1999, due largely to costs in 1999 associated with a patent infringement lawsuit. Salaries in Brite-Line Technologies also decreased by approximately $147,000, due in large part to a reduction in accrued bonuses. Selling, general and administrative expenses, as a percentage of sales, in Plymouth Tapes decreased slightly to 18.6% from 18.7% in 1999. The major factor reducing expenses was a $912,000 decrease in bonus and profit sharing. There was also a $162,000 decrease in professional fees and a $104,000 decrease in advertising. These decreases were largely offset by a $582,000 increase in environmental expenses, an increase in salary and fringe of $158,000, a freight expense increase of $74,000, and a bad debt expense increase of $66,000.

Operating income for 1999 included an insurance settlement with one of the Company's previous liability insurance carriers. Under the terms of the agreement, the insurance carrier made a one-time payment of $1,750,000, in exchange for a release of all past, present, and future environmental claims.

Interest expense increased to $2,342,000 from $2,045,000 in 1999. The increase occurred because of both higher average loan balances (approximately $2,800,000 higher) and higher interest rates (approximately 0.8% higher) on the revolving line of credit in 2000 compared to 1999. This was partially offset by slightly lower average balances for term debt.

As a result of the above factors, income before taxes in 2000 decreased to a loss of $2,287,000, compared to a profit of $5,362,000 in 1999. Fiscal 1999 results benefited from a one-time insurance recovery of $1,750,000, and were adversely affected by $1,275,000 in expense connected with patent litigation. In accordance with the Statement of Financial Accounting No. 109, "Accounting for Income Taxes" (FAS 109), management performed an analysis of the realizability of its deferred tax assets. FAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the fourth quarter of fiscal 2000, the Company increased the valuation allowance for deferred tax assets by $2,387,000. Such an increase was deemed necessary as the net deferred tax asset balance at December 1, 2000 could not be carried back to recover taxes paid in previous years and will not be offset by the reversal of future taxable differences. Also, the Company's liquidity situation at December 1, 2000 provides significant negative evidence regarding the ability to generate sufficient taxable income in the future to recover these assets. The increase in the valuation allowance resulted in a $1,702,000 tax expense for fiscal 2000, compared to a $2,240,000 tax expense in 1999. Net income for fiscal 2000 decreased to a loss of $3,989,000, compared to a profit of $3,122,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's term debt agreements contain various covenants which specify that the Company meet certain financial requirements, including minimum tangible net worth, fixed charge coverage ratio and working capital and maximum ratio of total liabilities to net worth. In addition, the revolving working capital credit facility and the real estate term loan contain an acceleration provision, which can be triggered if the lender subjectively determines that an event of default has occurred.

The Company has been in default of certain covenants of its term debt facility as of each quarter-end since September 1, 2000, and therefore, due to a cross default provision, the Company was also not in compliance with a covenant under its revolving working capital credit facility and real estate term loan. As of November 30, 2001, the Company was not in compliance with the minimum working capital, fixed charge coverage ratio and maximum ratio of total liabilities to net worth covenants under its term debt agreements, resulting in the working capital, real estate term loan and term debt facilities being payable on demand, although no such demand has been made to date. As a result, all of the Company's term loans (except for that of its Spanish subsidiary) remain classified as current liabilities on the Company's Consolidated Balance Sheet at November 30, 2001 and December 1, 2000, respectively. As of November 30, 2001, the Company had delayed $897,000 in principal payments on its term debt and capital lease facilities.

As of November 30, 2001, the Company had approximately $300,000 of unused borrowing capacity under its $18 million line of credit with its primary working capital lender, after consideration of collateral limitations and a letter of credit related to a guarantee of 80 million pesetas (approximately $0.4 million) on a term loan agreement with a Spanish bank syndicate.

The Company's working capital position decreased from a negative $11,357,000 at December 1, 2000 to a negative $13,661,000 at November 30, 2001, due to a $3,542,000 increase in accounts payable and accrued expenses, a $3,353,000 reduction in inventory, a $1,229,000 increase in short-term debt, and a $151,000 of other working capital decreases, partially offset by a $3,012,000 decrease in the current portion of long term debt, and a $2,959,000 increase in accounts receivable.

The Company is obligated to contribute $855,000 to its defined benefit plan for the plan year ending November 30, 2001. Based upon cash flow projections for fiscal 2002 and the lack of available borrowing capacity under its debt facilities, the Company will not have sufficient funds to satisfy this obligation. The Company has filed for a funding waiver from the Internal Revenue Service for the $855,000 payments due for the plan year ending November 30, 2001.

The Company has generated net losses of $2,899,000 and $3,989,000 during the years ended November 30, 2001 and December 1, 2000, respectively.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $13,661,000, the demand status of the term debt facilities, the lack of significant borrowing capacity under the line of credit ($300,000 available at November 30, 2001), the funding requirement for the defined benefit plan and the recurring losses generated from operations during fiscal 2001 and 2000, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainity.

Since September, 2001, the Company has been negotiating with its lenders to defer principal payments and modify the financial covenants under its existing debt facilities. In December, 2001, the Company reached an agreement with its primary term debt lender to defer principal payments from August, 2001, through March, 2002, and to modify the financial covenants. In January, 2002, an agreement also was reached with the Company's working capital lender to defer certain principal payments on the real estate term loan from December, 2001 through March, 2002. However, these two agreements will not be deemed effective until all other lenders have agreed to similar terms, interest payments are current, and several other conditions are met. The Company anticipates that it will be able to negotiate similar agreements with the remaining lenders. Beyond March, 2002, the Company plans to continue to pursue restructured debt facilities and/or deferred principal payments at least through the end of fiscal 2002.

It is management's belief that if payments of interest and principal on the Company's debt facilities can be deferred and the Internal Revenue Service grants a pension funding waiver for the plan year ending November 30, 2001, as described above, cash flows generated from operations will be sufficient to meet the Company's liquidity needs during fiscal 2002. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors, including those outlined in the Safe Harbor Statement below. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

Cash generated from operating activities was $3.1 million in 2001, as compared to $3.0 million in 2000. The major factors contributing to cash from operating activities were a decrease in inventory of $3.4 million, largely at Plymouth Tapes, depreciation and amortization of $3.1 million, an increase in accounts payable of $1.6 million, an increase in accrued expenses of $0.6 million, a $0.1 million increase in pension and other liabilities, and a decrease in prepaid expenses of $0.1 million, partially offset by a net loss of $2.9 million, and an increase in accounts receivable of $2.9 million. This operating cash flow was used to pay off term debt and capital leases of $2.1 million, to reduce borrowings under the Company's revolving line of credit by $0.3 million, and for capital expenditures of $0.7 million.

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

During the first quarter of 2001, the Company was contacted by the American Stock Exchange (AMEX) regarding minimum listing requirements on the number of public Class A common stockholders (200), and the aggregate market value of the publicly held Class A common stock ($1,000,000). The Company met with AMEX representatives and believes that it meets the minimum number of public Class A stockholders. The Company has reviewed various options regarding the aggregate market value of the publicly held Class A common stock. The Company has not received further communication from AMEX regarding this matter.

ENVIRONMENTAL

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $798,000 as of November 30, 2001 to cover future environmental expenditures related to these claims, which is net of $447,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of November 30, 2001 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment, containment, and remediation. The Company has accrued $284,000 as of November 30, 2001 to cover estimated future environmental cleanup expenditures, which is net of $877,000 payments made to date. Actual future costs may be different from the amount accrued for as of November 30, 2001.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company effective December 1, 2001. As of November 30, 2001, the Company had unamortized goodwill of approximately $360,000, which will be subject to the provisions of FAS 142. The adoption of these standards will not have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143,"Accounting for Asset Retirement Obligations"(FAS 143). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FAS 143 will be effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective November 30, 2002. The Company is currently assessing the impact of the adoption of FAS 143.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 will be effective for the Company as of November 30, 2002. The Company is in the process of assessing the impact of the adoption of FAS 144.

SAFE HARBOR STATEMENT
Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecast or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, changes in interest rates, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company include: risk of recession in the economies and /or markets in which its products are sold, the Company's ability to refinance its credit facilities or obtain additional financing, risk of the Company's lenders demanding principal payments on outstanding terms loans, risk of not receiving waiver from the government on the required contribution into the pension plan, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, cost of raw materials, and pricing pressures from competitors and customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 30, 2001, the carrying value of Company's debt totaled $24.5 million which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At November 30, 2001, the Company had fixed rate debt of $10.3 million and variable rate debt of $14.2 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $180,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $140,000, holding other variables constant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          PLYMOUTH RUBBER COMPANY, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE

Report of Independent Accountants.....................................    14

Consolidated Balance Sheet at November 30, 2001 and December 1, 2000..  15 - 16

Consolidated Statement of Operations and Retained Earnings (Deficit)
  for each of the three years in the period ended November 30, 2001...    17

Consolidated Statement of Comprehensive Income (Loss) for each of the
  three years in the period ended November 30, 2001...................    18

Consolidated Statement of Cash Flows for each of the three years
  in the period ended November 30, 2001...............................    19

Notes to Consolidated Financial Statements............................  20 - 39

Reserves (Schedule II)................................................    42


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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Plymouth Rubber Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plymouth Rubber Company, Inc. and its subsidiaries at November 30, 2001 and December 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Boston, Massachusetts

February 1, 2002

                          PLYMOUTH RUBBER COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                  November 30,      December 1,
                                                     2001             2000
                                                 ------------      -----------

Cash...........................................   $      7,000     $      4,000
Accounts receivable, less allowance for
  doubtful accounts of $422,000 and $331,000 at
  November 30, 2001 and December 1, 2000,
  respectively.................................     12,637,000        9,678,000

Inventories:
      Raw materials............................      3,540,000        4,671,000
      Work in process..........................      1,870,000        1,627,000
      Finished goods...........................      5,207,000        7,672,000
                                                  ------------     ------------
                                                    10,617,000       13,970,000
                                                  ------------     ------------
Prepaid expenses and other current assets......        772,000          926,000
                                                  ------------     ------------
      Total current assets.....................     24,033,000       24,578,000
                                                  ------------     ------------
PLANT ASSETS:
  Land.........................................        505,000          498,000
  Buildings....................................      6,263,000        6,266,000
  Machinery and equipment......................     40,886,000       40,163,000
  Construction in progress.....................             --        1,043,000
                                                  ------------     ------------
                                                    47,654,000       47,970,000
  Less:  Accumulated depreciation..............    (23,801,000)     (21,874,000)
                                                  ------------     ------------
     Total plant assets, net...................     23,853,000       26,096,000
                                                  ------------     ------------
  Other long-term assets.......................        772,000          787,000
                                                  ------------     ------------
                                                  $ 48,658,000     $ 51,461,000
                                                  ============     ============

                             The accompanying notes
               are an integral part of these Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  November 30,      December 1,
                                                      2001             2000
                                                  ------------     ------------

CURRENT LIABILITIES:
 Revolving line of credit.......................  $ 13,467,000     $ 12,238,000
 Current portion of long-term borrowings........    10,222,000       13,234,000
 Trade accounts payable.........................     9,474,000        7,845,000
 Accrued expenses...............................     4,531,000        2,618,000
                                                  ------------     ------------
    Total current liabilities...................    37,694,000       35,935,000
                                                  ------------     ------------

LONG-TERM LIABILITIES:
  Borrowings....................................       830,000        1,403,000
  Pension obligation............................     3,253,000        2,270,000
  Deferred tax liability........................       107,000          105,000
  Other.........................................     2,625,000        2,540,000
                                                  ------------     ------------
    Total long-term liabilities.................     6,815,000        6,318,000
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES
   (Notes 2 and 11)

STOCKHOLDERS' EQUITY:

Preferred stock, $10 par value, authorized
  500,000 shares; no shares issued and
  outstanding...................................            --               --

Class A voting common stock, $1 par value,
  1,500,000 shares authorized, 810,586 shares
  issued and outstanding at November 30, 2001
  and December 1, 2000..........................       810,000          810,000

Class B non-voting common stock, $1 par value,
  3,500,000 shares authorized, 1,281,304 shares
  issued and outstanding at November 30, 2001
  and December 1, 2000..........................     1,281,000        1,281,000
Paid-in capital ................................     9,084,000        9,084,000
Retained earnings (deficit).....................    (4,328,000)      (1,311,000)
Accumulated other comprehensive loss:
  Cumulative translation adjustment.............      (279,000)        (291,000)
  Minimum pension liability, net of tax.........    (2,234,000)             --
Deferred compensation...........................            --          (38,000)
                                                  ------------     ------------
                                                     4,334,000        9,535,000
Less: Treasury stock at cost (32,914 and 55,000
  shares at  November 30, 2001 and
  December 1, 2000)                                   (185,000)        (327,000)
                                                  ------------     ------------
                                                     4,149,000        9,208,000
                                                  ------------     ------------
                                                  $ 48,658,000     $ 51,461,000
                                                  ============     ============

                             The accompanying notes
               are an integral part of these Financial Statements.

                                             PLYMOUTH RUBBER COMPANY, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                                    Year Ended
                                                               -----------------------------------------------------
                                                                November 30,        December 1,         December 3,
                                                                   2001                2000                1999
                                                                ------------        ------------        ------------
Revenues:
   Net sales........................................            $ 66,498,000        $ 74,392,000        $ 78,038,000
                                                                ------------        ------------        ------------
Costs and Expenses:
   Cost of products sold.............................             54,802,000          60,153,000          56,471,000
   Selling, general and administrative...............             12,382,000          14,184,000          15,936,000
   Insurance settlement..............................                     --                  --          (1,750,000)
                                                                ------------        ------------        ------------
                                                                  67,184,000          74,337,000          70,657,000
                                                                ------------        ------------        ------------
Operating income (loss)..............................               (686,000)             55,000           7,381,000
Interest expense.....................................             (2,298,000)         (2,342,000)         (2,045,000)
Foreign currency exchange loss.......................                (25,000)           (110,000)            (77,000)
Other income, net....................................                 99,000             110,000             103,000
                                                                ------------        ------------        ------------
Income (loss) before income taxes....................             (2,910,000)         (2,287,000)          5,362,000
Provision for (benefit from) income taxes............                (11,000)          1,702,000           2,240,000
                                                                ------------        ------------        ------------
Net income (loss)....................................             (2,899,000)         (3,989,000)          3,122,000
Retained earnings (deficit) at beginning of year.....             (1,311,000)          2,678,000            (444,000)
Treasury stock issued................................               (118,000)                 --                  --
                                                                ------------        ------------        ------------
Retained earnings (deficit) at end of year...........           $ (4,328,000)       $ (1,311,000)       $  2,678,000
                                                                ============        ============        ============
PER SHARE DATA:
BASIC EARNINGS (LOSS) PER SHARE:
   Net income (loss).................................           $      (1.42)       $      (1.95)       $       1.51
                                                                ============        ============        ============
   Weighted average number of shares outstanding.....              2,042,411           2,041,481           2,068,509
                                                                ============        ============        ============
 DILUTED EARNINGS (LOSS) PER SHARE:
   Net income (loss).................................           $      (1.42)       $      (1.95)       $       1.42
                                                                ============        ============        ============
   Weighted average number of shares outstanding ....              2,042,411           2,041,481           2,198,480
                                                                ============        ============        ============


                                             The accompanying notes are an
                                     integral part of these Financial Statements.

                                             PLYMOUTH RUBBER COMPANY, INC.

                                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                                                    Year Ended
                                                                ---------------------------------------------------
                                                                November 30,        December 1,         December 3,
                                                                   2001                2000                1999
                                                                ------------        ------------        ------------
Net income (loss)...................................           $ (2,899,000)        $ (3,989,000)       $  3,122,000
                                                               ------------         ------------        ------------
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments.........                12,000             (112,000)           (110,000)
    Minimum pension liability adjustment.............            (2,234,000)                  --                  --
                                                               ------------         ------------        ------------
Other comprehensive income (loss) ...................            (2.222,000)            (112,000)           (110,000)
                                                               ------------         ------------        ------------
Comprehensive income (loss)..........................          $ (5,121,000)        $ (4,101,000)       $  3,012,000
                                                               ============         ============        ============


                                             The accompanying notes are an
                                     integral part of these Financial Statements.

                                             PLYMOUTH RUBBER COMPANY, INC.

                                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Year Ended
                                                              -----------------------------------------------------
                                                               November 30,        December 1,          December 3,
                                                                   2001                2000                1999
                                                              ---------------     ---------------     ----------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES:
Net income (loss) ..........................................    $ (2,899,000)       $ (3,989,000)        $  3,122,000
Adjustments to reconcile net income (loss), to
  net cash provided by operating activities:
    Depreciation and amortization ..........................       3,053,000           2,788,000            2,494,000
    Deferred income tax expense ............................            --             2,378,000            1,184,000
    Provision for environmental reserves ...................          89,000             351,000                 --
    Amortization of deferred compensation ..................          38,000              38,000               38,000
    Other ..................................................          24,000                --                   --
Changes in assets and liabilities:
    Accounts receivable ....................................      (2,930,000)          2,148,000              268,000
    Inventory ..............................................       3,371,000             490,000           (3,600,000)
    Prepaid expenses .......................................         150,000             (16,000)              (7,000)
    Other assets ...........................................         (39,000)             88,000               25,000
    Accounts payable .......................................       1,590,000           1,007,000              829,000
    Accrued expenses .......................................         568,000          (1,748,000)             220,000
    Other liabilities ......................................          22,000            (189,000)              (5,000)
    Pension obligation .....................................          95,000            (391,000)            (303,000)
                                                                ------------        ------------         ------------
Net cash provided by operating activities ..................       3,132,000           2,955,000            4,265,000
                                                                ------------        ------------         ------------
CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Capital expenditures .....................................        (644,000)         (4,827,000)          (5,256,000)
  Sale/leaseback of plant assets ...........................              --                  --              151,000
                                                                ------------        ------------         ------------
Net cash used in investing activities ......................        (644,000)         (4,827,000)          (5,105,000)
                                                                ------------        ------------         ------------
CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Net (decrease )increase in revolving line of credit ......        (338,000)          1,112,000            1,202,000
  Proceeds from term debt ..................................            --             4,095,000            2,618,000
  Payments of term debt ....................................      (1,677,000)         (2,814,000)          (2,154,000)
  Payments on capital leases ...............................        (461,000)           (504,000)            (673,000)
  Payments on treasury stock purchase ......................            --               (68,000)            (245,000)
  Proceeds from exercises of options .......................            --                 2,000               11,000
                                                                ------------        ------------         ------------
Net cash provided by  financing activities .................      (2,476,000)          1,823,000              759,000
                                                                ------------        ------------         ------------
Effect of exchange rate changes on cash ....................          (9,000)             53,000               27,000
                                                                ------------        ------------         ------------
Net change in cash .........................................           3,000               4,000              (54,000)
Cash at the beginning of the year ..........................           4,000                --                 54,000
                                                                ------------        ------------         ------------
Cash at the end of the year ................................    $      7,000        $      4,000         $       --
                                                                ============        ============         ============

                                  Supplemental Disclosure of Cash Flow Information

Cash paid for interest .....................................    $  2,157,000        $  2,367,000         $  2,082,000
                                                                ============        ============         ============
Cash paid for income taxes .................................    $     16,000        $    431,000         $    831,000
                                                                ============        ============         ============

                                                The accompanying notes
                                  are an integral part of these Financial Statements.

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

E. PLANT ASSETS -- Plant assets are stated at cost. Additions, renewals and betterments of plant assets, unless those of relatively minor amounts, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight-line method based upon the estimated useful lives of 15-45 years for buildings and 3-14 years for machinery and equipment. The cost and related accumulated depreciation of fully depreciated and disposed assets are removed from the accounts. The Company wrote off approximately $1.1 million and $0.3 million of fully depreciated plant assets in 2001 and 2000, respectively.

F. ENVIRONMENTAL MATTERS -- Environmental expenditures that relate to current operations or to an existing condition caused by past operations are expensed. Liabilities are recorded without regard to possible recoveries from third parties, including insurers, when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated.

G. RETIREMENT PLANS -- The Company provides certain pension and health benefits to retired employees. Pension costs are accounted for in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions". Unrecognized pension gains and losses are amortized on a straight-line basis over ten years. The cost of postretirement health benefits is accrued during the employees' active service period in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

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

I. EARNINGS PER SHARE - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period.

J. FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts reported in the accompanying consolidated balance sheets for accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amount of the Company's fixed rate debt also approximates fair value based on current rates for similar debt.

K. STOCK-BASED EMPLOYEE COMPENSATION PLANS - As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

L. FOREIGN CURRENCIES -- The U.S. dollar is the functional currency for the Company's Brite-Line and U.S. tape operations. For these operations, all gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations. The Company operates a wholly-owned tape subsidiary in Spain which accounted for approximately 10.2% of the Company's revenues in fiscal 2001. The functional currency of this subsidiary is the Spanish peseta. The balance sheet is translated at year end exchange rates and the statement of operations at weighted average exchange rates. Changes in the peseta exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations.

M. ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS - In accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"), the Company classifies shipping and handling fees as revenues and shipping and handling costs as part of selling, general and administrative expenses. Shipping and handling costs were $2,603,000, $2,952,000 and $2,999,000 in 2001, 2000 and 1999,
    respectively.

N. ACCOUNTING FOR DERIVATIVES--Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, was effective for the Company as of December 2, 2000. FAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. FAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of derivative instruments that receive hedge accounting. The Company did not hold any derivative positions for the years ended November 30, 2001, and December 1, 2000.

O. USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

P. RECLASSIFICATIONS - Certain reclassifications of prior year balances have been made to conform to the current presentation.

Q. BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS--In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company effective December 1, 2001. As of November 30, 2001, the Company had unamortized goodwill of approximately $360,000, which will be subject to the provisions of FAS 142. The adoption of these standards will not have a material impact on the Company's consolidated financial statements.

R. ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS--In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143,"Accounting for Asset Retirement Obligations"(FAS 143). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FAS 143 will be effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective November 30, 2002. The Company is currently assessing the impact of the adoption of FAS 143.

S. ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS--In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 will be effective for the Company as of November 30, 2002. The Company is in the process of assessing the impact of the adoption of FAS 144.

NOTE 2 -- GOING CONCERN, BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS

GOING CONCERN

The Company's revolving credit and long term loan agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lenders and specify that the Company meet certain financial requirements, including minimum working capital, tangible net worth, and fixed charge and EBITDA coverage ratios and maximum ratio of total liabilities to net worth. In addition, for certain short-term borrowing, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. As of November 30, 2001, the Company was not in compliance with the minimum working capital, fixed charge coverage ratio and maximum ratio of total liabilities to net worth covenants of its term debt agreements. The Company has not been in compliance with certain of these financial covenants since the third quarter of fiscal 2000. Because of a cross default provision, the Company was therefore also not in compliance with a covenant with its primary working capital lender. As a result, all of the Company's term debt facilities, except that of its Spanish subsidiary, were classified as current liabilities on the consolidated balance sheet as of both November 30, 2001 and December 1, 2000 and are currently payable on demand. The Company is projecting that it will not be in compliance with the covenants of its term debt and primary working capital facilities over the next twelve months. As of November 30, 2001, the Company had deferred $897,000 in principal payments on its term debt and capital lease facilities.

The Company is obligated to contribute $855,000 to its defined benefit plan for the plan year ending November 30, 2001. Based upon cash flow projections for fiscal 2002, the Company will not have sufficient funds to satisfy this obligation. The Company has filed for a funding waiver from the Internal Revenue Service for the $855,000 payments due for the plan year ending November 30, 2001.

The Company has generated a net losses of $2,899,000 and $3,989,000 during the years ended November 30, 2001 and December 1, 2000, respectively.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $13,661,000, the demand status of the term debt facilities, the lack of significant borrowing capacity under the line of credit ($300,000 available at November 30, 2001), the funding requirement for the defined benefit plan and the recurring losses generated from operations during fiscal 2001 and 2000, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainity.

Since September, 2001, the Company has been negotiating with its lenders to defer principal payments and modify the financial covenants under its existing debt facilities. In December 2001, the Company reached an agreement with its primary term debt lender to defer principal payments from August, 2001, through March, 2002, and to modify the financial covenants. In January, 2002, an agreement also was reached with the Company's working capital lender to defer certain principal payments on the real estate term loan from December 2001 through March 2002. However, these two agreements will not be deemed effective until all other lenders have agreed to similar terms, interest payments are current, and several other conditions are met. The Company anticipates that it will be able to negotiate similar agreements with the remaining lenders. Beyond March, 2002, the Company plans to continue to pursue restructured debt facilities and/or deferred principal payments at least through the end of fiscal 2002.

It is management's belief that if payments of interest and principal on the Company's debt facilities can be deferred and the Internal Revenue Service grants a pension funding waiver for the plan year ending November 30, 2001, as described above, cash flows generated from operations will be sufficient to meet the Company's liquidity needs during fiscal 2002. Although management expects to be able to accomplish its plans, there is no assurance that it will be able to do so. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position and future operations.

BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS

The revolving line of credit and term debt of the Company consisted of the following as of:

                                                                                     November 30,    December 1,
                                                                                         2001           2000
                                                                                     ------------    ------------
Short-term borrowings under a revolving line of credit, secured by a first interest in accounts receivable, inventory, certain equipment and certain other personal property with interest charged at prime plus 1%. At November
30, 2001, the Company had used all of its borrowing availability on its
revolving line of credit. The interest rate at November 30, 2001 was 6% ..........   $ 10,980,000    $ 11,341,000

Term debt, in the original principal amount of $3,000,000, with a month to month renewal term, secured by a first interest in real property.  Monthly
Principal payments of $50,000 plus interest at prime plus 1% are required. The
interest rate at November 30, 2001 was 6 % ......................................       1,550,000            --

Short-term borrowings with three Spanish Banks and a German Bank with interest rates ranging from 4.35% to 6.25% at November 30, 2001. Principal amount
176,000,000 pesetas (approximately $937,000) at November 30, 2001 ...............         937,000         897,000
                                                                                     ------------    ------------
                                                                                     $ 13,467,000    $ 12,238,000
                                                                                     ============    ============

Term debt, in the original principal amount of $3,000,000, due June 2002, secured by a first interest in real property. Monthly principal payments of
$50,000 plus interest at prime are required. The interest rate at
December 1, 2000 was 9.5 % ......................................................    $       --      $  2,200,000

Term debt, in the original principal amount of $1,339,000, due April 2004, secured by a first interest in certain equipment. Monthly payments of
$26,578 including interest at 7.1% ..............................................         794,000         881,000

Term debt, in the original principal amount of $3,710,000, due October
2003, secured by a first interest in certain equipment. Monthly payments
of $75,296 including interest at 8.04% ..........................................       1,790,000       1,977,000

Term debt, in the original principal amount of $868,000, due November
2004, secured by a first interest in certain equipment. Monthly payments
of $17,757 including interest at 8.39% ..........................................         618,000         670,000

Term debt, in the original principal amount of $4,050,000, due September 2008, secured by a first interest in certain equipment. Monthly payments of $69,680 including interest at 8.54%. In September 2003, the remaining debt will be amortized over five years, giving a monthly payment of $20,644, including
interest, until September 2008 ..................................................       2,485,000       2,689,000

Term debt, in the original principal amount of $550,000, due May 2005, secured by a first interest in certain equipment. Monthly payments of
$11,268 including interest at 8.75% .............................................         431,000         463,000

Term debt, in the original principal amount of $810,250, due June 2005, secured by a first interest in certain equipment. Monthly payments of
$16,863 including interest at 9.11% .............................................         676,000         722,000

Term debt, in the original principal amount of $161,313 due September
2005, secured by a first interest in certain equipment. Monthly payments
of $3,353 including interest at 9.05% ...........................................         139,000         148,000

Term debt, in the original principal amount of $1,469,979, due October
2005, secured by a first interest in certain equipment. Monthly payments
of $30,915 including interest at 9.56% ..........................................       1,291,000       1,372,000

Term debt, in the original amount of $1,104,077, due December 2005, secured by a first interest in certain equipment. Monthly payments of
$22,908 including interest at 8.98% .............................................         999,000       1,060,000

Term debt, in the original principal amount of $450,000, due June 2008, secured by a first interest in certain equipment. Monthly payments of $8,045 including interest at 7.75%. In July 2003, the remaining debt will be amortized with
monthly payments of $2,256 including interest until June 2008 ...................         268,000         323,000

Term debt, in the original principal amount of 250,000,000 pesetas, due April
2007, secured by a first interest in real property. Semi-annual principal payments of 12,500,000 pesetas, with interest paid quarterly at the one-year
Madrid inter-bank market rate (MIBOR) plus 1.25%, adjusted quarterly.  The
interest rate at November 30, 2001 was 4.75% ....................................         733,000         852,000

Term debt, in the original principal amount of 37,500,000 pesetas plus interest at 8.0%, payable in three annual installments of 12,500,000 pesetas plus accrued
interest ........................................................................          72,000         141,000

Capital lease obligations (see Note 9) ..........................................         756,000       1,139,000
                                                                                     ------------    ------------
                                                                                       11,052,000      14,637,000

Less current portion ............................................................      10,222,000      13,234,000
                                                                                     ------------    ------------
                                                                                     $    830,000    $  1,403,000
                                                                                     ============    ============

During the second quarter of fiscal 2001, the Company negotiated modified loan agreements with its primary term lender and a second term lender to defer certain principal payments from January 2001 through April 2001 and to extend the remaining amortization period by four months. In May 2001, the primary working capital lender also amended the real estate term loan agreement with the Company to change the loan maturity date from June 2002 to May 31, 2001 with an automatic month to month renewal option.

The Company has a letter of credit with its primary working capital lender, related to a guarantee of 80 million pesetas (approximately $0.6 million) on a term loan agreement with a Spanish bank syndicate.

Maturities of long-term obligations in the next five years are: 2002 - $4,410,000; 2003 - $3,019,000; 2004 - $1,576,000; 2005 - $1,154,000; 2006 -
$382,000; and thereafter - $511,000.

NOTE 3 -- INCOME TAXES

Income (loss) before taxes consists of the following:

                                                Year Ended
                           ----------------------------------------------------
                            November 30,        December 1,       December 3,
                                2001               2000               1999
                            ------------       ------------       -------------
  U.S. .................    $ (2,869,000)      $ (2,413,000)      $   5,173,000
  Foreign...............         (41,000)           126,000             189,000
                            ------------       ------------       -------------
  Total                     $ (2,910,000)      $ (2,287,000)      $   5,362,000
                            ============       ============       =============

The provision (benefit) for income taxes consists of the following:

                                                 Year Ended
                              -------------------------------------------------
                              November 30,       December 1,        December 3,
                                 2001               2000               1999
                              ----------         -----------        -----------
Current:
   Federal...............     $       --         $  (658,000)       $   749,000
   State.................             --             (66,000)           236,000
   Foreign...............        (11,000)             48,000             71,000
                              ----------         -----------        -----------
                                 (11,000)           (676,000)         1,056,000
                              ----------         -----------        -----------
Deferred:
   Federal...............             --           1,787,000            970,000
   State.................             --             591,000            214,000
                              ----------         -----------        -----------
                                      --           2,378,000          1,184,000
                              ----------         -----------        -----------
Total ...................     $  (11,000)        $ 1,702,000        $ 2,240,000
                              ==========         ===========        ===========

The components of the net deferred tax asset (liability) are as follows:

                                                 November 30,      December 1,
                                                    2001              2000
                                                 -----------       -----------
Deferred tax asset:
Pension obligations.........................     $  1,995,000      $  1,016,000
Federal and state NOL carryforwards.........        1,754,000           627,000
Environmental reserves......................          455,000           521,000
AMT credit carryfoward......................          433,000           433,000
Postretirement benefits.....................          410,000           410,000
State investment tax credit (ITC)
  carryforwards ............................          382,000           399,000
Accrued vacation............................          205,000           261,000
Other reserves..............................          677,000           445,000
                                                 ------------      ------------
Total gross deferred tax assets   ..........        6,311,000         4,112,000
Valuation allowance.........................       (4,471,000)       (2,467,000)
                                                 ------------      ------------
                                                    1,840,000         1,645,000
Deferred tax liability:
Plant assets................................       (1,947,000)       (1,750,000)
                                                 ------------      ------------
      Net deferred tax asset (liability)....     $   (107,000)     $   (105,000)
                                                 ============      ============

In accordance with the Statement of Financial Accounting No. 109, "Accounting for Income Taxes" (FAS 109), management performed an analysis of the realizability of its deferred tax assets. FAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company increased the valuation allowance for deferred tax assets by $2,004,000 and $2,287,000 in 2001 and 2000, respectively. Such an increase was deemed necessary as the net deferred tax asset balance at November 30, 2001 and December 1, 2000 could not be carried back to recover taxes paid in previous years and will not be offset by the reversal of future taxable differences. Also, the Company's liquidity situation at November 30, 2001 and December 1, 2000 provides significant negative evidence regarding the ability to generate sufficient taxable income in the future to recover these assets.

A reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations for the years ended November 30, 2001, December 1, 2000, and December 3, 1999, is as follows:

                                                                      Year Ended
                                                -----------------------------------------------------
                                                   November 30,       December 1,        December 3,
                                                      2001               2000               1999
                                                   ------------       -----------        -----------
Tax (benefit) computed at statutory rate...         $ (989,000)        $ (778,000)        $ 1,822,000
State income taxes, net of federal
  income tax benefit.......................           (154,000)          (166,000)            297,000
Expired federal investment tax credit                       --            327,000                 --
State investment tax credit................                 --                 --                 --
Valuation allowance .......................          1,127,000          2,387,000                 --
Rate differential attributable to
  foreign operations.......................              1,000              5,000               7,000
Other......................................              4,000            (73,000)            114,000
                                                    ----------         ----------         -----------
                                                    $  (11,000)        $1,702,000         $ 2,240,000
                                                    ==========         ==========         ===========
Effective income tax rate..................             (0.4)%            (74.4)%               41.8%

During 2001, the Company recorded $2,234,000 minimum pension liability and a full valuation allowance on the related deferred tax asset of $877,000. These amounts are included in Other Comprehensive Income (Loss) for the year ended November 30, 2001.

NOTE 4 -- ACCRUED EXPENSES

The Company's accrued expenses consist of the following:

                                                 November 30,       December 1,
                                                     2001              2000
                                                 ------------      ------------
Accrued payroll and related benefits........     $    970,000      $  1,257,000
Accrued pension contributions...............        1,497,000           150,000
Other.......................................        2,064,000         1,211,000
                                                 ------------      ------------
                                                 $  4,531,000      $  2,618,000
                                                 ============      ============

NOTE 5 -- RETIREMENT AND OTHER BENEFIT PLANS

The Company has a non-contributory, defined benefit pension plan and a contributory, defined contribution profit sharing plan, covering substantially all employees. The Company's defined benefit pension plan provides benefits for stated amounts for each year of service through fiscal 1996 after which time benefits have been frozen. The Company's funding policy for the pension plan is to make contributions at least equal to the minimum required by the applicable regulations. The Company's defined contribution profit sharing trust allocates Company contributions based upon a combination of annual pay and employee elective deferral of pay. The Company may make a discretionary contribution to the profit sharing trust. During 1999, the Company accrued $400,000 of profit sharing contribution. During 2001 and 2000, the Company did not accrue for any profit sharing contribution.

The following table provides reconciliation of changes in benefit obligations and fair value of plan assets. In addition, this table shows the plan's funded status and the amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plan.
                                                  November 30,      December 1,
                                                      2001             2000
                                                  ------------     ------------
RECONCILIATION OF BENEFIT OBLIGATION:
  Benefit obligation at beginning of year .....   $ 11,911,000     $ 12,079,000
  Interest cost ...............................        832,000          847,000
  Benefit payments ............................     (1,266,000)      (1,304,000)
  Actuarial (gain) loss .......................      1,519,000          289,000
                                                  ------------     ------------
  Benefit obligation at end of year ...........   $ 12,996,000     $ 11,911,000
                                                  ============     ============
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
  Fair value at beginning of year .............   $  9,747,000     $ 11,075,000
  Actual return on plan assets ................       (234,000)        (257,000)
  Employer contributions ......................           --            233,000
  Benefit payments ............................     (1,266,000)      (1,304,000)
                                                  ------------     ------------
  Fair value at end of year ...................   $  8,247,000     $  9,747,000
                                                  ============     ============
FUNDED STATUS:
  Funded status ...............................   $ (4,749,000)    $ (2,164,000)
  Unrecognized (gain) loss ....................      2,234,000         (256,000)
                                                  ------------     ------------
  Net amount recognized .......................   $ (2,515,000)    $ (2,420,000)
                                                  ============     ============
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET:
  Accrued pension cost ........................   $ (4,749,000)    $ (2,420,000)
  Accumulated other comprehensive loss ........      2,234,000             --
                                                  ------------     ------------
  Net amount recognized .......................   $ (2,515,000)    $ (2,420,000)
                                                  ============     ============

Net periodic pension expense (income) for the pension plan for the years ended November 30, 2001, December 1, 2000 and December 3, 1999, are as follows:

                                                    Year Ended
                                    -------------------------------------------
                                    November 30,    December 1,     December 3,
                                        2001           2000            1999
                                    ------------    -----------     -----------
Service cost......................   $      --      $       --      $       --
Interest cost.....................     832,000         847,000         812,000
Expected return on assets.........    (730,000)       (845,000)       (823,000)
Amortization of net gain..........      (7,000)       (160,000)        (36,000)
                                     ---------      ----------      ----------
Net periodic pension expense
  (income) .......................   $  95,000      $ (158,000)     $  (47,000)
                                     =========      ==========      ==========

Key weighted-average assumptions used in the measurement of the Company's defined benefit pension obligation are as follows:

                                                 2001         2000        1999
                                                 ----         ----        ----
Discount rate..............................      6.00%        7.25%       7.25%
Long term rate of return on assets.........      8.00%        8.00%       8.00%

In addition to pension benefits, the Company provides health insurance benefits to retirees disabled on the job and employees who elect early retirement after age 62, on a shared-cost basis. This coverage ceases when the employee reaches age 65 and becomes eligible for Medicare. In addition, the Company provides certain limited life insurance for retired employees. In accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", the cost of these benefits is accrued during the employees' active service period.

The following table provides a reconciliation of changes in benefit obligations. In addition, this table shows the funded status and the amounts recognized in the consolidated balance sheet for the Company's postretirement benefits.

                                                  November 30,      December 1,
                                                      2001             2000
                                                  ------------      -----------
RECONCILIATION OF BENEFIT OBLIGATION:
  Benefit obligation at beginning of year .....   $    747,000     $    709,000
  Service cost ................................         35,000           34,000
  Interest cost ...............................         49,000           51,000
  Benefit payments ............................        (78,000)         (77,000)
  Actuarial (gain) loss .......................         54,000           30,000
                                                  ------------     ------------
  Benefit obligation at end of year ...........   $    807,000     $    747,000
                                                  ============     ============
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
  Fair value at beginning  of year ............   $       --       $       --
  Employer contributions ......................         78,000           77,000
  Benefit payments ............................        (78,000)         (77,000)
                                                  ------------     ------------
  Fair value at end of year ...................   $       --       $       --
                                                  ============     ============
FUNDED STATUS:
  Funded status ...............................   $   (807,000)    $   (747,000)
  Unrecognized gain (loss) ....................       (165,000)        (228,000)
                                                  ------------     ------------
  Accrued postretirement benefit cost .........   $   (972,000)    $   (975,000)
                                                  ============     ============
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET:
  Accrued benefit obligation ..................   $   (972,000)    $   (975,000)
                                                  ------------     ------------
  Net amount recognized .......................   $   (972,000)    $   (975,000)
                                                  ============    ============

Key weighted-average assumptions used in the measurement of the Company's postretirement benefit obligation are as follows:

                                           2001           2000           1999
                                           ----           ----           ----
Discount rate.........................     6.00%          7.25%          7.25%

For measurement purposes, a 6.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate assumed decreased gradually to 6.0% for 2005 and remains at that level thereafter.

The components of net postretirement expense are as follows:

                                                        Year Ended
                                      -----------------------------------------
                                      November 30,   December 1,    December 3,
                                          2001           2000           1999
                                      ------------   -----------    -----------
Service cost.......................   $   35,000     $   34,000     $   33,000
Interest cost......................       49,000         51,000         46,000
Amortization of (gain) loss........      (10,000)        (8,000)        (6,000)
                                      ----------     ----------     ----------
Net periodic postretirement expense   $   74,000     $   77,000     $   73,000
                                      ==========     ==========     ==========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in the assumed health care cost trend rates would have the following effects:

                                               1-Percentage-    1-Percentage-
                                              Point Increase    Point Decrease
                                              --------------    --------------

Effect on total of service and interest
  cost components ......................       $    10,000       $   (8,000)
Effect on postretirement benefit
  obligation ...........................            62,000          (52,000)

NOTE 6 -- COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The Company has authorized a class of preferred stock. To date, no shares have been issued.

Common stock activity was as follows:

                                                   Shares                     Common Stock
                                           ----------------------       -------------------------        Paid in         Treasury
                                           Class A       Class B         Class A        Class B          Capital          Stock
                                           -------      ---------       ---------      ----------       ----------      ---------
Balance at November 27, 1998 ...........   810,586      1,275,014       $ 810,000      $1,275,000       $9,077,000      $ (14,000)
Purchase of treasury shares..........                                                                                    (245,000)
Issuance of Class B common stock under
  stock option plans ...................                    5,290                           5,000            6,000
                                           -------      ---------       ---------      ----------       ----------      ---------

Balance at December 3, 1999 ............   810,586      1,280,304       $ 810,000      $1,280,000       $9,083,000      $(259,000)

Purchase of treasury shares.............                                                                                  (68,000)
Issuance of Class B common stock under
  stock option plans....................                    1,000                           1,000            1,000
                                           -------      ---------       ---------      ----------       ----------      ---------
Balance at December 1, 2000 ............   810,586      1,281,304       $ 810,000      $1,281,000       $9,084,000      $(327,000)
Issuance of treasury shares.............                                                                                  142,000
                                           -------      ---------       ---------      ----------       ----------      ---------
Balance at November 30, 2001 ...........   810,586      1,281,304       $ 810,000      $1,281,000       $9,084,000      $(185,000)
                                           =======      =========       =========      ==========       ==========      =========

Treasury stock includes 32,914 and 55,000 shares of Class B Common Stock at November 30, 2001 and December 1, 2000, respectively. During fiscal 2001, 22,086 shares of treasury stock were issued to Directors in lieu of cash payment of annual non-employee director retainer fees.

The following table reflects the factors used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.

                                             Year Ended November 30, 2001
                                      -----------------------------------------
                                         (Loss)          Shares        Per Share
                                      (Numerator)     (Denominator)     Amount
                                      -----------     -------------     ------
BASIS EPS
Income (loss) available to
  common stockholders .............    $(2,889,000)    2,042,411      $   (1.42)
                                                                      =========
 Effect of dilutive stock
   options (a) ....................             --            --
                                       -----------     ---------
DILUTED EPS
Income (loss) available to common
  stockholders and assumed
  conversions .....................    $(2,889,000)    2,042,411      $   (1.42)
                                       ===========     =========      =========

                                             Year Ended November 30, 2000
                                      -----------------------------------------
                                         (Loss)          Shares        Per Share
                                      (Numerator)     (Denominator)     Amount
                                      -----------     -------------     ------
BASIS EPS
 Income (loss) available to
common stockholders ...............    $(3,989,000)    2,041,481      $   (1.95)
                                                                      =========
Effect of dilutive stock
  options (a) .....................             --            --
                                       -----------     ---------
DILUTED EPS
Income (loss) available to
  common stockholders and
  assumed conversions .............    $(3,989,000)    2,041,481      $   (1.95)
                                       ===========     =========      =========

                                             Year Ended November 30, 1999
                                      -----------------------------------------
                                         Income          Shares        Per Share
                                      (Numerator)     (Denominator)     Amount
                                      -----------     -------------     ------
BASIS EPS
Income available to common
  stockholders ....................    $ 3,122,000     2,068,509      $    1.51
                                       ===========     =========      =========
Effect of dilutive stock
  options (a) .....................             --       129,971
                                       -----------     ---------

DILUTED EPS
Income available to common
  stockholders and assumed
  conversions .....................    $ 3,122,000     2,198,480      $    1.42
                                       ===========     =========      =========

(a) Options for 380,729, 335,520, and 195,619 shares of common stock were outstanding at November 30 2001, December 1, 2000 and December 3, 1999, respectively, but were not included in computing diluted earnings (loss) per share in each of the respective periods because their effects were anti-dilutive. In addition, options for 100,667 and 151,509 shares of common stock were outstanding at November 30, 2001 and December 1, 2000, respectively, but were not included in computing diluted earnings per share because of the net loss.

NOTE 7 -- STOCK OPTION AND STOCK PURCHASE PLANS

The Company established on June 29, 1992, an incentive stock option plan entitled the "1992 Employee Stock Option Plan" (the "1992 Plan"). The 1992 Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 225,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1992 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1992 Plan may authorize variations from the standard terms, options under the 1992 Plan will generally be exercisable in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At November 30, 2001, there were 6,930 options available for grant under this plan.

On February 1, 1995, the Company established an incentive stock option plan entitled the "1995 Employee Incentive Stock Option Plan" (the "1995 Employee Plan") and a non-employee stock option plan entitled the "1995 Non-employee Directors Stock Option Plan" (the "1995 Director Plan").

The 1995 Employee Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 300,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Employee Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1995 Employee Plan may authorize variations from the standard terms, options under the 1995 Employee Plan will generally be exercised in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At November 30, 2001, there were 20,242 options available for grant under this plan.

The 1995 Director Plan authorizes the granting of options only to non-employee directors to purchase an aggregate of 210,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Director Plan may be no less than the fair market value of the shares subject thereto on the date of grant. The 1995 Director Plan provided for automatic grant, to each current non-employee director, of options to purchase 15,000 shares upon approval by the stockholders and to any new non-employee director upon their appointment or election. Although the Board of Directors or Committee administering the 1995 Director Plan may authorize variations from the standard terms, options under the 1995 Director Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. As of November 30, 2001, there were 192,475 options available for grant under this plan.

A summary of the Company's stock option plans as of November 30, 2001, December 1, 2000, and December 3, 1999, and the changes during the years then ended on those dates are presented below:

                                                                     Weighted
                                                  Number of          Average
                                                   Options        Exercise Price
                                                   -------        --------------
Outstanding at November 27, 1998 ..............    484,629            4.87
Options granted ...............................     29,325            7.14
Options exercised .............................     (5,290)           2.17
Options expired ...............................    (18,465)           4.75
                                                   -------
Outstanding at December 3, 1999 ...............    490,199            5.04
Options granted ...............................       --                --
Options exercised .............................     (1,000)           2.17
Options expired ...............................     (3,630)           5.78
                                                   -------
Outstanding at December 1, 2000 ...............    485,569            5.04
Options granted ...............................    159,500            1.27
Options exercised .............................         --             --
Options expired ...............................   (167,330)           6.31
                                                   -------
Outstanding at November 30, 2001 ..............    477,739            3.33
                                                   =======

                                                                     Weighted
                                                  Number of          Average
                                                   Options        Exercise Price
                                                   -------        --------------
Exercisable at December 3, 1999 ...............    242,815          $ 5.37
Exercisable at December 1, 2000 ...............    300,170          $ 5.54
Exercisable at November 30, 2001 ..............    215,564          $ 4.94

The following table summarizes information about all stock options outstanding at November 30, 2001:

                                    Options Outstanding                         Options Exercisable
                      -------------------------------------------      ------------------------------
                                         Weighted
                                          Average        Weighted                            Weighted
      Range of           Number          Remaining        Average                            Average
      Exercise         Of Options       Contractual      Exercise            Number          Exercise
       Prices         Outstanding      Life (Years)        Price          Exercisable         Price
       ------         -----------      ------------        -----          -----------        --------
 $  1.25 - 1.38        148,000               9           $  1.28                 --          $     --
    2.17 - 2.38        147,739               1              2.25             49,564              2.16
    4.25 - 4.63         73,800               7              4.55             73,800              4.55
    5.95 - 6.81         58,200               4              6.25             52,200              6.25
    7.12 - 7.75         50,000               3              7.42             40,000              7.40
                       -------                                              -------
                       477,739                                              215,564
                       =======                                              =======

The options outstanding at November 30, 2001 expire at various times in 2002 through 2010.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates consistent with the provisions of FAS 123, the Company's pro forma net income (loss) and earnings
(loss) share would have been as follows:

                                                   Year Ended
                                   -------------------------------------------
                                   November 30,     December 1,    December 3,
                                      2001             2000           1999
                                   ------------     -----------    -----------
Net income (loss), as reported    $ (2,899,000)   $ (3,989,000)    $ 3,122,000
Net income (loss), pro forma...     (3,034,000)     (4,206,000)      3,005,000

Basic EPS, as reported ........          (1.42)          (1.95)           1.51
Basic EPS, pro forma ..........          (1.49)          (2.06)           1.45

Diluted EPS, as reported ......          (1.42)          (1.95)           1.42
Diluted EPS, pro forma ........   $      (1.49)   $      (2.06)    $      1.37

The weighted average fair value of the options granted during the fiscal years 2001 and 1999 was $1.23 and $4.88 per option, respectively. No options were granted during fiscal 2000.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                               2001               1999
                                               ----               ----
Expected life (years) ...................        10                 10
Expected stock price volatility..........       150%                50%
Risk-free interest rate..................      4.00%              6.07%

At November 30, 2001 and December 1, 2000, 15,828 shares of the Company's Class B non-voting common stock were reserved for issuance to employees at a purchase price of not less than $1.00 per share under the Company's Executive Incentive Stock Purchase Plan. Shares issued under the plan are restricted as to disposition by the employees, with such restrictions lapsing over periods ranging from five to nine years from the date of issuance. If the participant's employment is terminated during the restricted period, his or her shares are required to be offered to the Company for repurchase at the original purchase price. The restrictions for all shares of stock issued under this plan have lapsed. Repurchased shares totaled 3,720 at November 30, 2001 and December 1, 2000. During 2001 and 2000, no shares were repurchased or issued throughout the year. At November 30, 2001 and December 1, 2000, 30,452 shares were outstanding.

NOTE 8 -- SEGMENT INFORMATION

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

                                                                      Year Ended
                                                  ---------------------------------------------------
                                                   November 30,       December 1,        December 3,
                                                      2001               2000               1999
                                                   ------------       ------------       ------------
Segment sales to unaffiliated customers:
  Plymouth Tapes ...............................   $ 57,553,000       $ 66,591,000       $ 68,309,000
  Brite-Line Technologies ......................      8,945,000          7,801,000          9,729,000
                                                   ------------       ------------       ------------
  Consolidated net sales .......................   $ 66,498,000       $ 74,392,000       $ 78,038,000
                                                   ============       ============       ============
Segment income (loss):
  Plymouth Tapes ...............................   $ (1,581,000)      $   (833,000)      $  5,724,000
  Brite-Line Technologies ......................        895,000            888,000            (93,000)
                                                   ------------       ------------       ------------
  Segment income (loss) ........................       (686,000)            55,000          5,631,000
  Insurance settlement .........................           --                 --            1,750,000
                                                   ------------       ------------       ------------
  Consolidated operating income (loss) .........       (686,000)            55,000          7,381,000
  Interest expense .............................     (2,298,000)        (2,342,000)        (2,045,000)
  Foreign currency exchange loss ...............        (25,000)          (110,000)           (77,000)
  Other income, net ............................         99,000            110,000            103,000
                                                   ------------       ------------       ------------
  Consolidated income (loss) before tax ........   $ (2,910,000)      $ (2,287,000)      $  5,362,000
                                                   ============       ============       ============
Depreciation and amortization:
  Plymouth Tapes ...............................   $  2,967,000       $  2,717,000       $  2,452,000
  Brite-Line Technologies ......................         86,000             71,000             42,000
                                                   ------------       ------------       ------------
  Total depreciation and amortization ..........   $  3,053,000       $  2,788,000       $  2,494,000
                                                   ============       ============       ============
Assets:
  Plymouth Tapes ...............................   $ 44,559,000       $ 47,733,000       $ 50,575,000
  Brite-Line Technologies ......................      4,099,000          3,728,000          4,460,000
                                                   ------------       ------------       ------------
  Total assets .................................   $ 48,658,000       $ 51,461,000       $ 55,035,000
                                                   ============       ============       ============
Geographic information:
Net sales to unaffiliated customers:
  United States ................................   $ 54,800,000       $ 62,385,000       $ 65,795,000
  Spain and Portugal ...........................      3,199,000          4,294,000          5,429,000
  Other ........................................      8,499,000          7,713,000          6,814,000
                                                   ------------       ------------       ------------
  Consolidated net sales .......................   $ 66,498,000       $ 74,392,000       $ 78,038,000
                                                   ============       ============       ============
Long-lived assets:
  United States ................................   $ 22,410,000       $ 24,658,000       $ 22,630,000
  Spain ........................................      1,443,000          1,438,000          1,563,000
                                                   ------------       ------------       ------------
  Total long-lived assets ......................   $ 23,853,000       $ 26,096,000       $ 24,193,000
                                                   ============       ============       ============

The Company has one customer, whose operations are primarily in the automotive industry, which accounted for 33%, 31% and 32% of net sales in 2001, 2000, and 1999, respectively.

NOTE 9 -- LEASES

Included in Plant Assets in the accompanying Consolidated Balance Sheet is leased property under capital leases as follows:

                                            November 30,       December 1,
                                               2001               2000
                                            ------------       -----------
Machinery and equipment..................   $ 3,174,000        $ 3,659,000
Less:  Accumulated amortization..........     1,539,000          1,822,000
                                            -----------        -----------
                                            $ 1,635,000        $ 1,837,000
                                            ===========        ===========

The Company entered into agreements for the sale and leaseback of certain machinery and equipment in the aggregate amount of $151,000 in 1999. The leases are for periods of 5 years, at the end of which the Company has buy-out options. The leases have been accounted for in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Amortization of the property under capital leases is included in depreciation expense.

The following is a schedule by year of future minimum lease payments under capital leases at November 30, 2001:

           2002..........................................  $ 564,000
           2003..........................................    209,000
           2004..........................................     26,000
           Thereafter....................................         --
                                                           ---------
           Total minimum lease payments                      799,000
           Less:  Amount representing interest                43,000
                                                           ---------
                                                           $ 756,000
                                                           =========


Minimum annual rentals under noncancelable operating leases (which are principally for equipment) are as follows:

           2002..........................................  $ 612,000
           2003..........................................    581,000
           2004..........................................    549,000
           2005..........................................    296,000
           2006..........................................  $  95,000

Total rental expense for 2001, 2000 and 1999 was $1,071,000, $1,121,000, and
$1,156,000, respectively. Included in the total rental expense in each year are the warehousing costs incurred at various locations. The cost of keeping inventory at these warehouses is primarily determined on a usage basis.

NOTE 10 -- TRANSACTIONS WITH RELATED PARTIES

The Company has a consulting agreement with a Director of the Company to provide the Company with various consulting services. During 2001, 2000 and 1999, consulting fees of $51,700, $51,700, and $61,100, respectively, were paid pursuant to this agreement. In addition, the Company has a consulting agreement with Kadeca Consulting Corporation, whose president is a Director of the Company. In 2001, 2000 and 1999, consulting fees under this agreement were $0, $14,100, and $11,400, respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $798,000 as of November 30, 2001 to cover future environmental expenditures related to these claims, which is net of $447,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of November 30, 2001 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment, containment, and remediation. The Company has accrued $284,000 as of November 30, 2001 to cover estimated future environmental cleanup expenditures, which is net of $877,000 payments made to date. Actual future costs may be different from the amount accrued for as of November 30, 2001.

NOTE 12 -- UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents the quarterly information for fiscal 2001 and 2000.

                                                                 Quarter Ended
                                        ---------------------------------------------------------------
                                         March 2            June 1          August 31        November 30
                                        ---------          --------        -----------      -------------
2001 (a)
Net sales ..........................   $ 15,017,000      $ 18,308,000      $ 16,074,000      $ 17,099,000
Gross profit .......................      1,192,000         4,074,000         2,664,000         3,766,000
Net income (loss) ..................     (2,329,000)          151,000          (842,000)          121,000

Earnings (loss) per share:
  Basic ............................   $      (1.14)     $       0.07      $      (0.41)     $       0.06
  Diluted ..........................   $      (1.14)     $       0.07      $      (0.41)     $       0.06

                                         March 3            June 2         September 1        December 1
                                        ---------          --------        -----------      -------------
2000 (b)
Net sales ..........................   $ 17,047,000      $ 21,030,000      $ 18,504,000      $ 17,811,000
Gross profit .......................      3,485,000         4,783,000         3,313,000         2,658,000
Net income (loss) ..................       (319,000)          377,000          (453,000)       (3,594,000)

Earnings (loss) per share:
  Basic ............................   $      (0.16)     $       0.18      $      (0.22)     $      (1.76)
  Diluted ..........................   $      (0.16)     $       0.18      $      (0.22)     $      (1.76)

(a) Sales in the first and third quarters of 2001 in Plymouth Tapes were reduced due to normal seasonal fluctuations. Sales in the first quarter of 2001 in Plymouth Tapes were also reduced due to weak sales in the automotive market. In addition, sales for the first quarter of 2001 for Brite-Line Technologies were reduced due to the highly seasonal nature of the highway market segment. Net loss for the first and third quarters of 2001 was increased due to lower margins at Plymouth Tapes, resulting from decreased production volumes from both lower sales and reductions in inventory. Net loss for the first quarter of 2001 was also increased due to lower margins at Brite-Line and lower margins on foreign sales.

(b) Sales for the first and third quarters of 2000 in Plymouth Tapes were reduced due to normal seasonal fluctuations. Sales in the fourth quarter for Plymouth Tapes were reduced due to weak sales in the automotive market. In addition, sales for the first quarter of 2000 for Brite-Line Technologies were reduced due to the highly seasonal nature of the highway market segment. Net loss for the fourth quarter of 2000 was increased due to a $1.7 million tax expense, due primarily to an increase in deferred tax valuation allowance of $2.4 million.

ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To the extent not included in Part I hereof, the information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 30, 2001.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)1. Financial statements filed as part of this report are listed in the index appearing on page 13.

(A)2. Financial statement schedules required as part of this report are listed in the index appearing on page 13.

(A)3. Exhibits required as part of this report are listed in the index appearing on pages 43 -45.

(B)   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PLYMOUTH RUBBER COMPANY, INC.
                                            (Registrant)

                                         By JOSEPH J. BERNS
                                         -----------------------------
                                            Joseph J. Berns
                                         Vice President - Finance and Treasurer

Date:   March 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 1, 2002.

                                          President and Co-Chief
      MAURICE J. HAMILBURG                Executive Officer and Director
--------------------------------
      Maurice J. Hamilburg
                                          Chairman and Co-Chief
       JOSEPH D. HAMILBURG                Executive Officer and Director
--------------------------------
       Joseph D. Hamilburg

       C. GERALD GOLDSMITH                Director
--------------------------------
       C. Gerald Goldsmith

           JANE H. GUY                    Director
--------------------------------
           Jane H. Guy

        MELVIN L. KEATING                 Director
--------------------------------
        Melvin L. Keating

         SUMNER KAUFMAN                   Director
--------------------------------
         Sumner Kaufman

         JAMES M. OATES                   Director
--------------------------------
         James M. Oates

        EDWARD PENDERGAST                 Director
--------------------------------
        Edward Pendergast

        DUANE E. WHEELER                  Director
--------------------------------
        Duane E. Wheeler
                                          Vice President - Finance
                                          and Treasurer (Principal
                                          Financial Officer and
         JOSEPH J. BERNS                  Principal Accounting Officer)
--------------------------------
         Joseph J. Berns

                                                                                              SCHEDULE II
                                      PLYMOUTH RUBBER COMPANY, INC.

                                           ACCOUNTS RECEIVABLE

                                                 RESERVES

                                                                               Accounts
                                            Balance at         Provision      Charged to        Balance
                                            Beginning           Charged      Reserve, net       at End
Deducted from assets:                        of Year           to Income     of recoveries      of Year
                                           ------------       -----------    -------------     ---------
Allowance for doubtful accounts
Year ended November 30, 2001...........     $ 331,000         $  101,000       $ (10,000)      $ 422,000
Year ended December 1, 2000............     $ 369,000         $  (31,000)      $  (7,000)      $ 331,000
Year ended December 3, 1999............     $ 544,000         $ (114,000)      $ (61,000)      $ 369,000

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