Form 10-Q
period 2002-03-01
PLYMOUTH RUBBER CO INC
filed 2002-04-11
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  March 1, 2002    Commission File Number   1-5197


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

               Yes  X     No   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $1 -   810,586
Class B common stock, par value $1 - 1,248,390

                        PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements:                   Page No.

    Condensed Consolidated Statement of Operations
      and Retained Earnings (Deficit). . . . . . . . . . .       2

    Condensed Consolidated Statement of Comprehensive
            Income (Loss). . . . . . . . . . . . . . . . .       3

    Condensed Consolidated Balance Sheet . . . . . . . . .       4

    Condensed Consolidated Statement of Cash Flows . . . .       5

    Notes to Condensed Consolidated Financial Statements .      6-9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . .     10-14


PART II.  OTHER INFORMATION                                      15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                        PLYMOUTH RUBBER COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       AND RETAINED EARNINGS (DEFICIT)

            (In Thousands except Share and Per Share Amounts)
                               (Unaudited)

                                         First Quarter Ended
                                       ------------------------
                                        March 1,      March 2,
                                          2002          2001
                                       ---------      ---------
Net Sales . . . . . . . . . . . . . . $   13,941     $   15,017
                                       ---------      ---------
Costs and Expenses:
 Cost of products sold. . . . . . . .     10,854         13,825
 Selling, general and
    administrative. . . . . . . . . .      2,815          2,999
                                       ---------      ---------
                                          13,669         16,824
                                       ---------      ---------
Operating income (loss) . . . . . . .        272         (1,807)
Interest expense. . . . . . . . . . .       (495)          (613)
Other income (expense). . . . . . . .        119             84
                                       ---------      ---------
Income (loss) before taxes. . . . . .       (104)        (2,336)
(Provision) benefit for income taxes.        (23)             7
                                       ---------      ---------
Net income (loss) . . . . . . . . . .       (127)        (2,329)

Retained earnings (deficit)
  at beginning of period. . . . . . .     (4,328)        (1,311)
                                       ---------      ---------
Retained earnings (deficit)
  at end of period. . . . . . . . . . $   (4,455)    $   (3,640)
                                       =========      =========

Per Share Data:

Basic Earnings Per Share:
Net income (loss) . . . . . . . . . . $    (0.06)    $    (1.14)
                                       =========      =========
Weighted average number of
  shares outstanding. . . . . . . . .  2,058,976      2,036,890
                                       =========      =========

Diluted Earnings Per Share:
Net income (loss) . . . . . . . . . . $    (0.06)    $    (1.14)
                                       =========      =========
Weighted average number of
  shares outstanding. . . . . . . . .  2,058,976      2,036,890
                                       =========      =========







     See Accompanying Notes to Condensed Consolidated Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
     CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                          (In Thousands)  (Unaudited)

                                         First Quarter Ended
                                       ------------------------
                                        March 1,       March 2,
                                         2002           2001
                                       ---------      ---------

Net income (loss) . . . . . . . . . . $     (127)    $   (2,329)

Other comprehensive income,
   net of tax:
    Foreign currency translation
       adjustment . . . . . . . . . .        (15)            49
                                       ---------      ---------
    Other comprehensive income. . . .        (15)            49
                                       ---------      ---------
Comprehensive income (loss) . . . . . $     (142)    $   (2,280)
                                       =========      =========






    See Accompanying Notes to Condensed Consolidated Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In Thousands)


                                        March 1,       Nov. 30,
                                         2002           2001
                                       ---------      ---------
                                      (Unaudited)
Assets
Current Assets:
   Cash . . . . . . . . . . . . . . . $       --     $        7
   Accounts receivable. . . . . . . .     10,560         13,059
   Allowance for doubtful accounts. .       (388)          (422)

   Inventories:
      Raw materials . . . . . . . . .      3,411          3,540
      Work in process . . . . . . . .      1,746          1,870
      Finished goods. . . . . . . . .      6,374          5,207
                                       ---------      ---------
                                          11,531         10,617
                                       ---------      ---------
   Prepaid expenses and other
      current assets. . . . . . . . .        624            772
                                       ---------      ---------
          Total current assets. . . .     22,327         24,033
                                       ---------      ---------
Plant Assets:
   Plant assets . . . . . . . . . . .     47,190         47,654
   Less:  Accumulated depreciation. .    (24,026)       (23,801)
                                       ---------      ---------
             Total plant assets, net      23,164         23,853
                                       ---------      ---------
Other long-term assets. . . . . . . .        780            772
                                       ---------      ---------
                                      $   46,271     $   48,658
                                       =========      =========

Liabilities and Stockholders' Equity
Current Liabilities:
   Short-term debt. . . . . . . . . . $   12,871     $   13,467
   Current portion of long-term
      obligations . . . . . . . . . .     10,027         10,222
   Accounts payable . . . . . . . . .      8,324          9,474
   Accrued expenses . . . . . . . . .      4,498          4,531
                                       ---------      ---------
          Total current liabilities .     35,720         37,694
                                       ---------      ---------
Long-Term Liabilities:
   Borrowings . . . . . . . . . . . .        869            830
   Pension obligation . . . . . . . .      3,064          3,253
   Deferred tax liability . . . . . .        104            107
   Other. . . . . . . . . . . . . . .      2,507          2,625
                                       ---------      ---------
          Total long-term liabilities      6,544          6,815
                                       ---------      ---------
Stockholders' Equity:
   Preferred stock. . . . . . . . . .         --             --
   Class A voting common stock. . . .        810            810
   Class B non-voting common stock. .      1,281          1,281
   Paid in capital. . . . . . . . . .      9,084          9,084
   Retained earnings (deficit). . . .     (4,455)        (4,328)
   Accumulated other
      comprehensive loss. . . . . . .     (2,528)        (2,513)
                                       ---------      ---------
                                           4,192          4,334
   Less: Treasury stock at cost . . .       (185)          (185)
                                       ---------      ---------
          Total stockholders' equity.      4,007          4,149
                                       ---------      ---------
                                      $   46,271     $   48,658
                                       =========      =========







    See Accompanying Notes to Condensed Consolidated Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In Thousands) (Unaudited)


                                          Three Months Ended
                                       ------------------------
                                        March 1,       March 2
                                          2002          2001
                                       ---------      ---------
Cash flows relating to operating
   activities
 Net income (loss). . . . . . . . . . $     (127)    $   (2,329)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
         Depreciation and amortization       722            739
         Gain from sale of plant asset      (131)            --
         Amortization of deferred
           compensation . . . . . . .         --             10
    Changes in assets and liabilities:
         Accounts receivable. . . . .      2,428          1,084
         Inventory. . . . . . . . . .       (941)         1,582
         Prepaid expenses . . . . . .        148            121
         Other assets . . . . . . . .        (74)            12
         Accounts payable . . . . . .     (1,127)           311
         Accrued expenses . . . . . .       (227)          (260)
         Pension obligation . . . . .         36             11
         Other liabilities. . . . . .       (114)          (103)
                                       ---------      ---------
Net cash provided by operating
  activities. . . . . . . . . . . . .        593          1,178
                                       ---------      ---------
Cash flows relating to investing
  activities:
   Capital expenditures . . . . . . .        (64)           (98)
   Sale/lease back of plant assets. .         46             --
   Proceeds for sale of plant assets.        131             --
                                       ---------      ---------
Net cash used in investing activities        113            (98)
                                       ---------      ---------
Cash flows relating to financing
  activities:
   Net (decrease) increase in
     revolving line of credit . . . .       (574)          (510)
   Payments on term debt. . . . . . .       (109)          (342)
   Payments on capital leases . . . .        (39)          (196)
                                       ---------      ---------
Net cash provided by (used in)
  financing activities: . . . . . . .       (722)        (1,048)
                                       ---------      ---------
Effect of exchange rates on cash. . .          9            (33)
                                       ---------      ---------
Net change in cash. . . . . . . . . .         (7)            (1)
Cash at the beginning of the period .          7              4
                                       ---------      ---------
Cash at the end of the period . . . . $       --     $        3
                                       =========      =========

         Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . . . . $      459     $      580
                                       =========      =========
Cash paid for income taxes. . . . . . $       --     $       --
                                       =========      =========





     See Accompanying Notes to Condensed Consolidated Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended November 30, 2001, December 1, 2000, and December 3, 1999, included in the Company's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2) The Company's revolving credit and long term loan agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lenders and specify that the Company meet certain financial requirements, including minimum working capital, tangible net worth, and fixed charge and EBITDA coverage ratios and maximum ratio of total liabilities to net worth. In addition, for the Company's working capital and real estate lender, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. As of March 1, 2002, the Company was not in compliance with the minimum working capital, tangible net worth, fixed charge coverage ratio and maximum ratio of total liabilities to net worth covenants of its term debt agreements. The
Company has not been in compliance with certain of these financial covenants since the third quarter of fiscal 2000.
Because of a cross default provision, the Company was therefore also not in compliance with a covenant with its working capital and real estate lender. As a result, all of the Company's term debt facilities, except that of its Spanish subsidiary, were classified as current liabilities on the consolidated balance sheet as of both March 1, 2002 and November 30, 2001 and are currently payable on demand.
The Company anticipates that it will not be in compliance with the covenants of its term debt and primary working capital facilities over the next twelve months. As of March 1, 2002, the Company had deferred $1,818,000 in principal payments, which were due on its term debt and capital lease facilities.

The Company is obligated to contribute $855,000 to its defined benefit plan for the plan year ended November 30, 2001. Based upon cash flow projections for fiscal 2002, the Company will not have sufficient funds to satisfy this obligation. The Company has filed for a funding waiver from the Internal Revenue Service for the $855,000 payments due for the plan year ended November 30, 2001. The Internal
Revenue Service has indicated they will approve the funding waiver, conditioned on satisfying the minimum funding requirements for the plan years ending November 30, 2002 and November 30, 2003.

The Company has generated net losses of $127,000 and $2,899,000 during the quarter ended March 1, 2002 and the year ended November 30, 2001, respectively.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $13,393,000, the demand status of the term debt facilities, the lack of significant borrowing capacity under the revolving line of credit, the funding requirement for the defined benefit plan and the recurring losses generated from operations during fiscal 2002, 2001, and 2000, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        PLYMOUTH RUBBER COMPANY, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited) (Continued)

Since September, 2001, the Company has been negotiating with its lenders to defer principal payments and modify the financial covenants under its existing debt facilities. In
December 2001, the Company reached an agreement with its primary term debt lender to defer principal payments from August, 2001, through March, 2002, and to modify the financial covenants. In January, 2002, an agreement also was reached with the Company's working capital lender to defer certain principal payments on the real estate term loan from December 2001 through March 2002. However, these two agreements will not be deemed effective until all other lenders have agreed to similar terms, interest payments are current, and several other conditions are met. The Company has also negotiated a revised agreement with its equipment leasing lender. The Company anticipates that it will be able to negotiate a similar agreement with its remaining term debt lender. Beyond March, 2002, the Company plans to continue to pursue restructured debt facilities and/or deferred principal payments at least through the end of fiscal 2002, and has again opened discussions with its lenders.

It is management's belief that if payments of interest and principal on the Company's debt facilities can be deferred through the end of fiscal 2002 and the Internal Revenue
Service grants a pension funding waiver for the plan year ended November 30, 2001, as described above, cash flows generated from operations will be sufficient to meet the Company's liquidity needs during fiscal 2002. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.


(3) In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), during the first quarter of 2002, the Company did not record the tax benefit of the loss generated from its domestic operations, because it could not be carried back to recover taxes paid in previous years, and it is more likely than not that it will not be offset by the reversal of future taxable difference and may expire prior to realizability. The Company therefore recorded a tax provision of $23,000 for the first quarter of 2002, related to its Spanish subsidiary, compared to a $7,000 tax benefit related to its Spanish subsidiary in the first quarter of 2001.

(4) Environmental

The Company has been named as a Potentially Responsible
Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental
Response, Compensation and Liability Act of 1980
("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued
$798,000 as of March 1, 2002 to cover future environmental expenditures related to these claims, which is net of $447,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of March 1, 2002 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

                        PLYMOUTH RUBBER COMPANY, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited) (Continued)

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment, containment, and remediation.
The Company has accrued $276,000 as of March 1, 2002 to cover estimated future environmental cleanup expenditures, which is net of $885,000 payments made to date. Actual future costs may be different from the amount accrued for as of March 1, 2002.

(5) The following table reflects the factors used in computing earnings per share and the effect on income
(loss) and the weighted average number of shares of potentially dilutive securities.

                                First Quarter Ended March 1,  2002
                             -----------------------------------------
                                Loss         Shares         Per Share
                             (Numerator)  (Denominator)      Amount
                             -----------   -----------      ----------
Basic EPS
  Loss available to common
          stockholders      $  (127,000)    2,058,976      $    (0.06)
                                                            ==========
  Effect of dilutive
   stock (A) options                --            --
                             -----------   -----------
Diluted EPS
  Loss available to common
    stockholders and
      assumed conversions   $  (127,000)    2,058,976      $    (0.06)
                             ===========   ==========       ==========

                                First Quarter Ended March 2, 2001
                             -----------------------------------------
                                Loss         Shares         Per Share
                            (Numerator)  (Denominator)       Amount
                             -----------   -----------      ----------
Basic EPS
  Loss available to common
          stockholders      $(2,329,000)    2,036,890      $    (1.14)
                                                            ==========
  Effect of dilutive
   stock (A) options               --             --
                             -----------   -----------
Diluted EPS
  Loss available to common
    stockholders and
      assumed conversions   $(2,329,000)    2,036,890       $   (1.14)
                             ===========   ==========       ==========

(A) Options for 477,739 and 334,365 shares of common stock were outstanding at March 1, 2002 and March 2, 2001, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 151,204 shares of common stock were outstanding at March 2, 2001, but were not included in computing diluted earnings per share because of the loss.

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

The table below presents information related to Plymouth
Rubber's business segments for the three months ended March
1, 2002 and March 2, 2001.


                                         First Quarter Ended
                                       ------------------------
                                        March 1,      March 2,
                                          2002          2001
                                       ---------      ---------
Net Sales . . . . . . . . . . . . . . $   13,941     $   15,017
                                       ---------      ---------

Segment sales to unaffiliated,
      customers:
Plymouth Tapes. . . . . . . . . . . . $   13,639     $   14,049
Brite-Line Technologies . . . . . . .        302            968
                                       ---------      ---------
Consolidated net sales. . . . . . . . $   13,941     $   15,017
                                       =========      =========
Segment operating income (loss):
Plymouth Tapes. . . . . . . . . . . . $      658     $   (1,359)
Brite-Line Technologies . . . . . . .       (386)          (448)
                                       ---------      ---------
Consolidated segment operating
  income (loss)                              272         (1,807)
Interest expense. . . . . . . . . . .       (495)          (613)
Other income (expense). . . . . . . .        119             84
                                       ---------      ---------
Consolidated income (loss),
  before taxes. . . . . . . . . . . . $     (104)    $   (2,336)
                                       =========      =========


(7) On March 9, 2002, a new tax law was signed into effect under the "Job Creation and Workers Assistance Act." Under the new law, the Company will be allowed to carryback their net operating losses for five years instead of the three years currently allowed. The net refund receivable as a result is estimated at approximately $187,000 and will be recorded in the second quarter of fiscal 2002.

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Sales decreased 7.2% to $13,941,000 in 2002 from $15,017,000 in
2001.  Sales at Plymouth Tapes decreased 2.9% to $13,639,000 in
2002 from $14,049,000 in 2001.   While sales in the automotive
markets were level with last year, sales in all other markets decreased 6.8% due largely to the economic slowdown. Sales at Brite-Line Technologies decreased 68.8% to $302,000 in 2002, from $968,000 in 2001, due to the timing of foreign shipments.

Gross margin increased to 22.1% in 2002 from 7.9% in 2001. Plymouth Tapes' gross margin increased to 23.0% in 2002 from 9.2% in 2001. The major factor driving this increase was lower raw material purchase prices for 2002, primarily for PVC resins, which accounted for approximately $250,000 of favorable margin. In addition, the 2002 manufacturing overhead absorption and spending combined were approximately $500,000 favorable compared to 2001, due to lower levels of manufacturing spending and increased production volumes. At Brite-Line Technologies, gross margin decreased to (16.9)% in 2002 from (10.1)% in 2001. Gross margin dollars are normally seasonally low during the first quarter, due to high levels of unabsorbed manufacturing overhead. Despite the lower sales in 2002, the gross margin dollars did improve $47,000 from 2001, due to the reduction in lower margin foreign business along with comparable manufacturing absorption, as Brite-Line's inventory increased $716,000 in anticipation of the spring selling season.

Selling, general and administrative expenses, as a percentage of sales, increased slightly to 20.2% in 2002 from 20.0% in 2001. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 18.2% in 2002 from 18.9% in 2001. The major contributor was a $222,000 decrease in salaries and fringe due to headcount and salary reductions. In total, freight, commissions, travel and entertainment, foreign selling, and leased auto, and depreciation decreased another $106,000. These reductions were partially offset by a $209,000 reserve for a freight loss as described below.

In February, 2002, KM Logistics, a third party freight audit and payment service provider, filed for Chapter 11 bankruptcy protection, and subsequently Chapter 7 bankruptcy, while holding approximately $309,000 of Company funds intended to reimburse the Company's freight carriers for normal services. Due to the bankruptcy filing, the Company has provided a reserve for the
full amount of the funds held by KM Logistics.   Approximately
$100,000 of these payments had been made to KM Logistics prior to fiscal 2001 year-end; this charge was included as a selling, general and administrative expense at Plymouth Tapes in the fourth quarter of fiscal 2001. The remaining $209,000 was recorded in the first quarter of fiscal 2002 for the funds remitted to KM Logistics after November 30, 2001. The Company intends to pursue all legal means of recovery of the $309,000 balance, although recovery is somewhat doubtful due to the Chapter 7 filing.

At Brite-Line, selling, general and administrative expenses decreased 4.3% to $335,000 from $350,000 in 2001. The largest factors were a $21,000 decrease in professional fees, and a $15,000 reduction in travel and entertainment expenses.

Interest expense in 2002 decreased 19.2% to $495,000 from $613,000 in 2001, primarily because of lower average balances, as well as lower interest rates, on both the revolving line of credit and the real estate loan. Other income was $119,000 in 2002, due largely to a $131,000 gain on the sale of equipment, and $21,000 of miscellaneous income, partially offset by $34,000 of foreign exchange losses, compared to $84,000 in 2001, which had $40,000 of foreign exchange gains and miscellaneous net income items of $44,000.

The after-tax loss for 2002 was $127,000, compared to an after-tax loss of $2,329,000 in 2001. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2002 and 2001, as they could not be carried back to recover taxes paid and will not be offset by the reversal of future taxable differences. The Company's liquidity situation at March 1, 2002 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit.

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

The Company has been in default of certain covenants of its term debt facility as of each quarter-end since September 1, 2000, and therefore, due to a cross default provision, the Company was also not in compliance with a covenant under its revolving working capital credit facility and real estate term loan. As of March 1, 2002 and November 30, 2001, the Company was not in compliance with the minimum working capital, fixed charge coverage ratio and maximum ratio of total liabilities to net worth covenants under its term debt agreements, resulting in the working capital, real estate term loan and term debt facilities being payable on demand, although no such demand has been made to date. As a result, all of the Company's term loans (except for that of its Spanish subsidiary) remain classified as current liabilities on the Company's Consolidated Balance Sheet at March 1, 2002 and November 30, 2001, respectively. As of March 1, 2002, the Company had delayed $1,818,000 in principal payments on its term debt and capital lease facilities.

As of March 1, 2002, the Company had used all of the borrowing capacity under its $18 million revolving line of credit with its primary working capital lender, after consideration of collateral limitations and a letter of credit related to a guarantee of 80 million pesetas (approximately $0.4 million) on a term loan agreement with a Spanish bank syndicate.

The Company's working capital position increased from a negative $13,661,000 at November 30, 2001 to a negative $13,393,000 at
March 1, 2002, due to a $1,150,000 decrease in accounts payable, a $914,000 increase in inventory, a $596,000 decrease in short-term debt, and $73,000 of other working capital decreases, partially offset by a $2,465,000 decrease in accounts receivable.

The Company is obligated to contribute $855,000 to its defined benefit plan for the plan year ending November 30, 2001. Based upon cash flow projections for fiscal 2002 and the lack of available borrowing capacity under its debt facilities, the Company will not have sufficient funds to satisfy this obligation. The Company has filed for a funding waiver from the Internal Revenue Service for the $855,000 payments due for the plan year ending November 30, 2001. The Internal Revenue Service has indicated they will approve the funding waiver, conditioned on satisfying the minimum funding requirements for the plan years ending November 30, 2002 and November 30, 2003.

The Company generated net losses of $127,000 and $2,899,000 during the quarter ended March 1, 2002 and the year ended
November 30, 2001, respectively.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $13,393,000, the demand status of the term debt facilities, the lack of borrowing capacity under the revolving line of credit, the funding requirement for the defined benefit plan and the recurring losses generated from operations during fiscal 2002 and 2001, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations
                            (Continued)

Since September, 2001, the Company has been negotiating with its lenders to defer principal payments and modify the financial covenants under its existing debt facilities. In December, 2001, the Company reached an agreement with its primary term debt lender to defer principal payments from August, 2001, through March, 2002, and to modify the financial covenants. In January, 2002, an agreement also was reached with the Company's working capital lender to defer certain principal payments on the real estate term loan from December, 2001 through March, 2002. However, these two agreements will not be deemed effective until all other lenders have agreed to similar terms, interest payments are current, and several other conditions are met. The Company has also negotiated a revised agreement with its equipment leasing lender. The Company anticipates that it will be able to negotiate a similar agreement with its remaining term debt lender. Beyond March, 2002, the Company plans to continue to pursue restructured debt facilities and/or deferred principal payments at least through the end of fiscal 2002, and has again opened discussions with its lenders.

It is management's belief that if payments of interest and principal on the Company's debt facilities can be deferred through the end of fiscal 2002 and the Internal Revenue Service grants a pension funding waiver for the plan year ended November 30, 2001, as described above, cash flows generated from operations will be sufficient to meet the Company's liquidity needs during fiscal 2002. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors, including those outlined in the Safe Harbor Statement below. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

Cash generated from operating activities was $593,000 in 2002, as compared to $1,178,000 in 2001. The major factors contributing to cash from operating activities were a decrease in accounts receivable of $2,428,000 at Plymouth Tapes and Brite-Line, depreciation and amortization of $722,000, a decrease in prepaid expenses of $148,000, and a $36,000 increase in pension obligation, partially offset by a decrease in accounts payable of $1,127,000, an increase in inventory of $941,000, largely at Brite-Line in anticipation of the selling season, a decrease in accrued expenses of $227,000, a $131,000 gain on the disposal of plant assets, a net loss of $127,000, a $114,000 decrease in other liabilities, and a $74,000 increase in other assets. This operating cash flow and cash provided through the sale of plant assets and sale/leaseback of plant assets totaling $177,000 were used to reduce borrowings under the Company's revolving line of credit by $574,000, to pay off term debt and capital leases of $148,000, and for capital expenditures of $64,000.

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

Critical Accounting Policies

The Company's significant accounting policies are discussed in
Note 1 of the audited financial statements, which are included in the Company's most recent Annual Report on Form 10-K. Certain accounting policies are important to the portrayal of the Company's financial condition and results of operations, and require management's subjective judgments. These policies relate to the deferred tax asset valuation allowance and inventory reserves.

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations
                            (Continued)

Recognition of a deferred tax asset is dependent on generating sufficient future taxable income prior to the expiration of the tax loss and credit carryforward. The Company has taken a full valuation allowance for this tax benefit in accordance with the Statement of Financial Accounting Standards No. 109. Should the Company's liquidity situation improve, the amount of the deferred tax asset considered realizable could be increased and could result in a credit to income tax expense in the period such determination was made.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon the difference between the cost of the inventory and the estimated net realizable value, based upon assumptions about future demand and market pricing. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impact of New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective December 1, 2001. As of November 30, 2001, the Company

had unamortized goodwill of approximately $360,000, subject to the provisions of FAS 142. The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

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

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations
                            (Continued)

Safe Harbor Statement

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecast or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, changes in interest rates, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company include: risk of recession in the economies and /or markets in which its products are sold, the Company's ability to refinance its credit facilities or obtain additional financing, risk of the Company's lenders demanding principal payments on outstanding terms loans, risk of not receiving waiver from the government on the required contribution into the pension plan, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, cost of raw materials, risk of raw material supply interruptions or shortages, and pricing pressures from competitors and customers.

                        PLYMOUTH RUBBER COMPANY, INC.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to the information contained in
         Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended November 30, 2001, and in
         Note 11 of the Notes to Consolidated Financial Statements contained in said report.

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




Date:  April 11, 2002

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

(4)(xiv)     Promissory Note between Plymouth Rubber Company,
Inc. and General Electric Capital Corporation dated
December 3, 1997 incorporated by reference to Exhibit
(4)(xiv) to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

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

(4)(xxi) First Amended and Restated Schedule A -- Special Provisions to Loan and Security Agreement between Plymouth Rubber Company, Inc., and LaSalle National Bank dated June 16, 1999 -- incorporated by reference to Exhibit (4)(xxi) to the Company's report on Form 10-Q for the quarter ended March 3, 2000.

                        PLYMOUTH RUBBER COMPANY, INC.
                             INDEX TO EXHIBITS
                                (Continued)
Exhibit
  No.       Description


(4)(xxii)     Promissory Note between Plymouth Rubber Company,
Inc. and General Electric Capital Corporation dated
December 29, 1999 -- incorporated by reference to Exhibit
(4)(xxii) to the Company's report on Form 10-Q for the quarter ended March 3, 2000.


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