Form 10-Q
period 2002-05-31
PLYMOUTH RUBBER CO INC
filed 2002-07-15
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended  May 31, 2002      Commission File Number  1-5197


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

                       PLYMOUTH RUBBER COMPANY, INC.




PART  I.  FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements:                  Page No.

    Condensed Consolidated Statement of Operations
      and Retained Earnings (Deficit). . . . . . . . . . . .   2

    Condensed Consolidated Statement of Comprehensive
            Income (Loss). . . . . . . . . . . . . . . . . .   3

    Condensed Consolidated Balance Sheet . . . . . . . . . .   4

    Condensed Consolidated Statement of Cash Flows . . . . .   5

    Notes to Condensed Consolidated Financial Statements . .  6-10

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . 11-16



PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . .   17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       PLYMOUTH RUBBER COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     AND RETAINED EARNINGS (DEFICIT)

           (In Thousands except Share and Per Share Amounts)
                               (Unaudited)


                               Second Quarter Ended        Six Months Ended
                             -----------------------   -----------------------
                               May 31,       June 1,     May 31,       June 1,
                                2002          2001        2002          2001
                             ----------   ----------   ----------   ----------

Net Sales. . . . . . . . .  $   17,854   $   18,308   $   31,795   $   33,325
                             ----------   ----------   ----------   ----------
Costs and Expenses:
 Cost of products sold . .      13,704       14,234       24,558       28,059
 Selling, general and
   administrative. . . . .       3,101        3,295        5,916        6,294
                             ----------   ----------   ----------   ----------
                                16,805       17,529       30,474       34,353
                             ----------   ----------   ----------   ----------
Operating income (loss). .       1,049          779        1,321       (1,028)
Interest expense . . . . .        (489)        (546)        (984)      (1,159)
Other income (expense), net         53          (37)         172           47
                             ----------   ----------   ----------   ----------
Income (loss) before taxes         613          196          509       (2,140)

Benefit (provision) for
 income taxes. . . . . . .         105          (45)          82          (38)
                             ----------   ----------   ----------   ----------
Net income (loss). . . . .         718          151          591       (2,178)

Retained earnings (deficit)
  at beginning of period .      (4,455)      (3,640)      (4,328)      (1,311)
                             ----------   ----------   ----------   ----------
Retained earnings (deficit)
  at end of period . . . .  $   (3,737)  $   (3,489)  $   (3,737)  $   (3,489)
                             ==========   ==========   ==========   ==========

Per Share Data:

Basic Earnings Per Share:

Net income (loss). . . . .  $     0.35   $     0.07   $     0.29   $    (1.07)
                             ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding . . .   2,058,976    2,036,890    2,058,976    2,036,890
                             ==========   ==========   ==========   ==========
Diluted Earnings Per Share:

Net income (loss). . . . .  $     0.34   $     0.07   $     0.29   $    (1.07)
                             ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding . . .   2,092,026    2,038,215    2,067,307    2,036,890
                             ==========   ==========   ==========   ==========



     See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
          CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE
                               INCOME (LOSS)

                               (In Thousands)
                                 (Unaudited)



                               Second Quarter Ended        Six Months Ended
                             -----------------------   -----------------------
                               May 31,       June 1,     May 31,       June 1,
                                2002          2001        2002          2001
                             ----------   ----------   ----------   ----------


Net income (loss). . . . .  $      718    $      151    $    591   $   (2,178)

Other comprehensive income
  (loss), net of tax:

   Foreign currency
     translation
     adjustment. . . . . .          72          (77)          57          (28)
                             ----------   ----------   ----------   ----------
   Other comprehensive
    income (loss). . . . .          72          (77)          57          (28)
                             ----------   ----------   ----------   ----------
Comprehensive income (loss) $      790   $       74   $      648   $   (2,206)
                             ==========   ==========   ==========   ==========








     See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)


                                                         May 31,     Nov. 30,
                                                          2002         2001
                                                       ----------   ----------
                                                       (Unaudited)

Assets
Current Assets:

   Cash . . . . . . . . . . . . . . . . . . . . . . . $       25   $        7
   Accounts receivable. . . . . . . . . . . . . . . .     14,138       13,059
   Allowance for doubtful accounts. . . . . . . . . .       (462)        (422)

   Inventories:
      Raw materials . . . . . . . . . . . . . . . . .      3,509        3,540
      Work in process . . . . . . . . . . . . . . . .      1,861        1,870
      Finished goods. . . . . . . . . . . . . . . . .      6,883        5,207
                                                       ----------   ----------
                                                          12,253       10,617
                                                       ----------   ----------
   Prepaid expenses and other current assets. . . . .        376          772
                                                       ----------   ----------
          Total current assets. . . . . . . . . . . .     26,330       24,033
                                                       ----------   ----------

Plant Assets:
   Plant assets . . . . . . . . . . . . . . . . . . .     47,478       47,654
   Less:  Accumulated depreciation. . . . . . . . . .    (24,919)     (23,801)
                                                       ----------   ----------
             Total plant assets, net. . . . . . . . .     22,559       23,853
                                                       ----------   ----------
Other long-term assets. . . . . . . . . . . . . . . .        858          772
                                                       ----------   ----------
                                                      $   49,747   $   48,658
                                                       ==========   ==========
Liabilities and Stockholders' Equity
Current Liabilities:
   Short-term debt. . . . . . . . . . . . . . . . . . $   15,751   $   13,467
   Current portion of long-term obligations . . . . .     10,022       10,222
   Accounts payable . . . . . . . . . . . . . . . . .      8,094        9,474
   Accrued expenses . . . . . . . . . . . . . . . . .      3,857        4,531
                                                       ----------   ----------
          Total current liabilities . . . . . . . . .     37,724       37,694
                                                       ----------   ----------
Long-Term Liabilities:
   Borrowings . . . . . . . . . . . . . . . . . . . .        789          830
   Pension obligation . . . . . . . . . . . . . . . .      3,701        3,253
   Deferred tax liability . . . . . . . . . . . . . .        113          107
   Other. . . . . . . . . . . . . . . . . . . . . . .      2,623        2,625
                                                       ----------   ----------
          Total long-term liabilities . . . . . . . .      7,226        6,815
                                                       ----------   ----------

Stockholders' Equity:
   Preferred stock. . . . . . . . . . . . . . . . . .         --           --
   Class A voting common stock. . . . . . . . . . . .        810          810
   Class B non-voting common stock. . . . . . . . . .      1,281        1,281
   Paid in capital. . . . . . . . . . . . . . . . . .      9,084        9,084
   Retained earnings (deficit). . . . . . . . . . . .     (3,737)      (4,328)
   Accumulated other comprehensive loss . . . . . . .     (2,456)      (2,513)
                                                       ----------   ----------
                                                           4,982        4,334
   Less: Treasury stock at cost . . . . . . . . . . .       (185)        (185)
                                                       ----------   ----------
          Total stockholders' equity. . . . . . . . .      4,797        4,149
                                                       ----------   ----------
                                                      $   49,747   $   48,658
                                                       ==========   ==========






     See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)



                                                           Six Months Ended
                                                       -----------------------
                                                        May 31,      June 1,
                                                          2002         2001
                                                       ----------   ----------
Cash flows relating to operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . $      591   $   (2,178)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Depreciation and amortization . . . . . . . . .      1,479        1,531
      Gain on disposal of plant assets. . . . . . . .       (131)          --
      Amortization of deferred compensation . . . . .         --           19
   Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . .       (929)      (1,112)
      Inventory . . . . . . . . . . . . . . . . . . .     (1,558)       2,122
      Prepaid expenses and other current assets . . .        398          591
      Other assets. . . . . . . . . . . . . . . . . .       (109)          (6)
      Accounts payable. . . . . . . . . . . . . . . .     (1,449)         250
      Accrued expenses. . . . . . . . . . . . . . . .       (280)         402
      Pension obligation. . . . . . . . . . . . . . .         75           47
      Other liabilities . . . . . . . . . . . . . . .         (9)        (132)
                                                       ----------   ----------
Net cash provided by (used in) operating
 activities . . . . . . . . . . . . . . . . . . . . .     (1,922)       1,534
                                                       ----------   ----------
Cash flows relating to investing activities:
 Capital expenditures . . . . . . . . . . . . . . . .       (115)        (332)
 Sale/lease back of plant assets. . . . . . . . . . .         47           --
 Proceeds from sales of plant assets. . . . . . . . .        131           --
                                                       ----------   ----------
Net cash provided by (used in) investing
 activities . . . . . . . . . . . . . . . . . . . . .         63         (332)
                                                       ----------   ----------

Cash flows relating to financing activities:
 Net increase (decrease) in short-term debt . . . . .      2,256          (26)
 Payments on term debt. . . . . . . . . . . . . . . .       (241)        (871)
 Payments on capital leases . . . . . . . . . . . . .       (114)        (313)
                                                       ----------   ----------
Net cash provided by (used in) financing
 activities . . . . . . . . . . . . . . . . . . . . .      1,901       (1,210)
                                                       ----------   ----------

Effect of exchange rates on cash. . . . . . . . . . .        (24)           6
                                                       ----------   ----------
Net change in cash. . . . . . . . . . . . . . . . . .         18           (2)
Cash at the beginning of the period . . . . . . . . .          7            4
                                                       ----------   ----------
Cash at the end of the period . . . . . . . . . . . . $       25   $        2
                                                       ==========   ==========

              Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . . . . . . . . . . . . $      971   $     1,154
                                                       ==========   ==========
Cash paid for income taxes. . . . . . . . . . . . . . $       26   $        13
                                                       ==========   ==========



     See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the years ended November 30, 2001, December 1, 2000, and
December 3, 1999, included in the Company's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2) The Company's revolving credit and long term loan agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lenders and specify that the Company meet certain financial requirements, including minimum working capital, tangible net worth, and fixed charge and EBITDA coverage ratios and maximum ratio of total liabilities to net worth. In addition, for the Company's working capital and real estate lender, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. As of May 31, 2002, the Company was not in compliance with the minimum working capital, tangible net worth, fixed charge coverage ratio and maximum ratio of total liabilities to net worth covenants of its term debt agreements. The
Company has not been in compliance with certain of these financial covenants since the third quarter of fiscal 2000.
Because of a cross default provision, the Company was therefore also not in compliance with a covenant with its working capital and real estate term loan lender. As a result, all of the Company's term debt facilities, except that of its Spanish subsidiary, were classified as current liabilities on the consolidated balance sheet as of both
May 31, 2002 and November 30, 2001 and are currently payable on demand.

 On July 11, 2002, the Company received a demand from its primary term debt lender for the payment of some of their outstanding loan balances and expects a follow-up letter for the remaining balances. The aggregate demanded by this lender is approximately $7,213,000 of principal outstanding. The Company has also received a demand letter from a smaller equipment lender for approximately $69,000 of principal due. The Company is negotiating with these two lenders to seek relief on their demands and to restructure existing debt facilities. Should these negotiations be unsuccessful and the lenders pursue their legal remedies, the Company may be forced to seek Chapter
11 bankruptcy protection.

The Company is currently working with its other lenders to both defer principal payments and renegotiate its covenants. Unless these renegotiations are successful, the Company anticipates that it will not be in compliance with the existing covenants of these term debt and primary working capital facilities over the next twelve months.

The Company has received a funding waiver from the Internal
Revenue Service for the $855,000 payment due to its defined benefit plan for the year ended November 30, 2001, conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2002 and November 30, 2003. The Company has notified the
Pension Benefit Guarantee Corporation that the Company intends to make the contributions for plan year ending
November 30, 2002, estimated preliminarily at $1,250,000, by the final due date of August 15, 2003 instead of on a quarterly basis.

                       PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $11,394,000, the demand status of the term debt facilities, the lack of borrowing capacity under the revolving line of credit, the funding requirement for the defined benefit plan and the recurring losses generated from operations during the first quarter of fiscal 2002 and during fiscal 2001, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since September, 2001, the Company has been negotiating with its lenders to defer principal payments and modify the financial covenants under its existing debt facilities. In
December 2001, the Company reached an agreement with its primary term debt lender to defer principal payments from August, 2001, through March, 2002, and to modify the financial covenants. In January, 2002, an agreement also was reached with the Company's working capital lender to defer certain principal payments on the real estate term loan from December 2001 through March 2002. However, these two agreements would not be deemed effective until all other lenders have agreed to similar terms, interest payments are current, and several other conditions are met.
The Company has also negotiated a revised agreement with its equipment leasing lender. The Company continues to pursue restructured debt facilities and/or deferred principal payments at least through the end of fiscal 2002.
As of May 31, 2002, the Company had deferred $2,162,000 in principal payments, which were due on its term debt and capital lease facilities.

It is management's belief that if payments of principal on the Company's debt facilities can be deferred through the end of fiscal 2002, cash flows generated from operations will be sufficient to meet the Company's liquidity needs during fiscal 2002. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

(3) On March 9, 2002, the "Job Creation and Worker Assistance Act" was signed into law, under which the Company will be allowed to carryback its net operating losses for five years instead of three years. During the quarter ended May 31, 2002, the Company filed a claim with the Internal
Revenue Service for a tax refund in the amount of $187,000 based on this new tax legislation. The Company recorded the related tax benefit in the consolidated statement of operations and retained earnings (deficit) for the quarter and six months ended May 31, 2002.

In accordance with the Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes" (FAS109), during the six months ended June 1, 2001, the Company did not record the tax benefit of the loss generated from its domestic operations, because it could not be carried back to recover taxes paid in previous years, and it is more likely than not that it will not be offset by the reversal of future taxable difference and may expire prior to realizability.

                       PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)

(4) Environmental

The Company has been named as a Potentially Responsible
Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental
Response, Compensation and Liability Act of 1980
("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued
$790,000 as of May 31, 2002 to cover future environmental expenditures related to these claims, which is net of $455,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of May 31, 2002 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment, containment, and remediation.
The Company has accrued $263,000 as of May 31, 2002 to cover estimated future environmental cleanup expenditures, which is net of $898,000 payments made to date. Actual future costs may be different from the amount accrued for as of May 31, 2002.


(5) The following table reflects the factors used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of potentially dilutive securities.

                          Second Quarter Ended May 31, 2002
                         ------------------------------------
                            Income       Shares      Per Share
                         (Numerator)  (Denominator)    Amount
                         ----------    ----------     -------
Basic EPS
 Income available to
  common stockholders   $   718,000    2,058,976     $   0.35
                                                      =======
 Effect of dilutive
  stock (A) options             --        33,050
                         ----------    ---------
Diluted EPS
 Income available to
   common stockholders
   and assumed
   conversions          $   718,000    2,092,026     $   0.34
                         ==========    =========      =======

                       PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)

                           Second Quarter Ended June 1, 2001
                         ------------------------------------
                            Income       Shares      Per Share
                         (Numerator)  (Denominator)    Amount
                         ----------    ----------     -------
Basic EPS
 Income available to
   common stockholders  $   151,000    2,036,890     $   0.07
                                                      =======
 Effect of dilutive
   stock (A) options             --        1,325
                         ----------    ---------
Diluted EPS
  Income available to
    common stockholders
    and assumed
    conversions         $   151,000    2,038,215     $   0.07
                         ==========    =========      =======

(A) Options for 477,739 and 490,139 shares of common stock were outstanding at May 31, 2002 and June 1, 2001, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive.


                             Six Months Ended May 31, 2002
                         ------------------------------------
                            Income       Shares      Per Share
                         (Numerator)  (Denominator)    Amount
                         ----------    ----------     -------
Basic EPS
 Income available to
   common stockholders  $   591,000    2,058,976     $   0.29
                                                      =======
 Effect of dilutive
   stock (B) options             --        8,331
                         ----------    ---------
Diluted EPS
 Income available to
   common stockholders
   and assumed
   conversions          $   591,000    2,067,307     $   0.29
                         ==========    =========      =======

                             Six Months Ended June 1, 2001
                         ------------------------------------
                            Loss         Shares      Per Share
                         (Numerator)  (Denominator)    Amount
                         ----------    ----------     -------
Basic EPS
  Loss available to
    common stockholders $ (2,178,000)  2,036,890    $  (1.07)
                                                      =======
  Effect of dilutive
    stock (B) options           --            --
                         ----------    ---------
Diluted EPS
  Loss available to
    common stockholders
    and assumed
    conversions        $ (2,178,000)   2,036,890     $  (1.07)
                         ==========    =========      =======

                       PLYMOUTH RUBBER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)


(B) Options for 505,739 and 477,855 shares of common stock were outstanding at May 31, 2002 and June 1, 2001, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 18,714 shares of common stock were outstanding at June 1, 2001, but were not included in computing diluted earnings per share because of the loss.

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

The table below presents information related to Plymouth
Rubber's business segments for the second quarter and six months ended May 31, 2002 and June 1, 2001.



                               Second Quarter Ended        Six Months Ended
                             -----------------------   -----------------------
                               May 31,       June 1,     May 31,       June 1,
                                2002          2001        2002          2001
                             ----------   ----------   ----------   ----------

Segment sales to
 unaffiliated,customers:
  Plymouth Tapes. . . . . . $   14,432   $   14,786   $   28,071   $   28,835
  Brite-Line Technologies .      3,422        3,522        3,724        4,490
                             ----------   ----------   ----------   ----------
Consolidated net sales. . . $   17,854   $   18,308   $   31,795   $   33,325
                             ==========   ==========   ==========   ==========
Segment operating
 income (loss):
  Plymouth Tapes. . . . . . $      521   $      (81)  $    1,179   $   (1,440)
  Brite-Line Technologies .        528          860          142          412
                             ----------   ----------   ----------   ----------
Consolidated segment
 operating income (loss). .      1,049          779        1,321       (1,028)
Interest expense. . . . . .       (489)        (546)        (984)      (1,159)
Other income (expense). . .         53          (37)         172           47
                             ----------   ----------   ----------   ----------
Consolidated income
 (loss), before taxes . . . $      613   $      196   $      509   $   (2,140)
                             ==========   ==========   ==========   ==========

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

First Six Months, 2002, Compared with First Six Months, 2001

Sales decreased 4.6% to $31,795,000 in 2002 from $33,325,000 in
2001. Sales at Plymouth Tapes decreased 2.6% to $28,071,000 in 2002 from $28,835,000 in 2001. While sales in the automotive markets increased approximately 1% compared to 2001, sales in all other markets, including the electrical and contractor markets, decreased approximately 8% from 2001, due largely to the economic slowdown. Sales at Brite-Line Technologies decreased 17.1% to $3,724,000 in 2002, from $4,490,000 in 2001, due primarily to delays in certain highway construction projects.

Gross margin increased to 22.8% in 2002 from 15.8% in 2001. Plymouth Tapes' gross margin increased to 22.3% in 2002 from 13.5% in 2001. The major factors driving this increase were (1) manufacturing overhead absorption and spending which was over $800,000 favorable compared to 2001, due to lower levels of manufacturing spending and increased production volumes, (2) lower raw material purchase prices for 2002, primarily for PVC resins, accounting for approximately $550,000 of favorable margin, and (3) overall production yields which improved approximately $200,000 compared to 2001. At Brite-Line Technologies, gross margin decreased to 26.6% in 2002 from 30.4% in 2001, due primarily to an increase in lower-margin foreign business.

Selling, general and administrative expenses, as a percentage of sales, decreased to 18.6% in 2002 from 18.9% in 2001. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 18.1% in 2002 from 18.5% in 2001. The major contributor was a $424,000 decrease in salaries and fringe benefits due to headcount and salary reductions, an $80,000 decrease in environmental expenses, a $37,000 reduction in depreciation, a $30,000 decrease in freight, and a $21,000 decrease in foreign selling expenses. These reductions were partially offset by a $141,000 recognition of a deferred compensation agreement, a $54,000 increase in professional fees, and a $209,000 reserve for a freight loss as described below.

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

At Brite-Line, selling, general and administrative expenses, as a percentage of sales, increased to 22.8% from 21.2% in 2001, although total expenses decreased 10.7% to $849,000 from $951,000, due mostly to reductions in freight, equipment, advertising, professional fees, and travel.

Interest expense in 2002 decreased 15.1% to $984,000 from $1,159,000 in 2001, primarily because of lower interest rates on both the revolving line of credit and the real estate loan.
Other income was $172,000 in 2002, due largely to a $131,000 gain on the sale of equipment, and $41,000 of miscellaneous income, compared to $47,000 in 2001.

The after-tax profit for 2002 was $591,000, compared to an after-tax loss of $2,178,000 in 2001. In 2002, a $187,000 tax benefit was recorded for the Company's domestic operations, to recognize a tax refund resulting from a change in a U.S. tax law, and a $105,000 tax expense was recorded for the Company's Spanish subsidiary. In 2001, a $38,000 tax expense was recorded for the Company's Spanish subsidiary.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                          (Continued)

Liquidity and Capital Resources

The Company's term debt agreements contain various covenants which specify that the Company meets certain financial requirements, including minimum tangible net worth, fixed charge and EBITDA coverage ratio and working capital and maximum ratio of total liabilities to net worth. In addition, the revolving working capital credit facility and the real estate term loan contain an acceleration provision, which can be triggered if the lender subjectively determines that an event of default has occurred.

The Company has been in default of certain covenants of its term debt facility as of each quarter-end since September 1, 2000, and therefore, due to a cross default provision, the Company was also not in compliance with a covenant under its revolving working capital credit facility and real estate term loan. As of May 31, 2002 and November 30, 2001, the Company was not in compliance with the minimum working capital, tangible net worth, fixed charge coverage ratio and maximum ratio of total liabilities to net worth covenants under its term debt agreements, resulting in the working capital, real estate term loan and term debt facilities being payable on demand. As a result, all of the Company's term loans (except for that of its Spanish subsidiary) remain classified as current liabilities on the Company's Consolidated
Balance Sheet at May 31, 2002 and November 30, 2001, respectively. As of May 31, 2002, the Company had delayed
$2,162,000 in principal payments on its term debt and capital facilities.

On July 11, 2002, the Company received a demand from its primary term debt lender for the payment of some of their outstanding loan balances and expects a follow-up letter for the remaining balances. The aggregate demanded by this lender is approximately $7,213,000 of principal outstanding. The Company has also received a demand letter from a smaller equipment lender for approximately $69,000 of principal due. The Company is negotiating with these two lenders to seek relief on their demands and to restructure existing debt facilities. Should these negotiations be unsuccessful and the lenders pursue their legal remedies, the Company may be forced to seek Chapter 11 bankruptcy protection.

As of May 31, 2002, the Company had approximately $300,000 of unused borrowing capacity under its $18 million revolving line of credit with its primary working capital lender, after consideration of collateral limitations and a letter of credit related to a guarantee of 80 million pesetas (approximately $0.4 million) on a term loan agreement with a Spanish bank syndicate.

The Company's working capital position increased from a negative $13,661,000 at November 30, 2001 to a negative $11,394,000 at May
31, 2002, due to a $1,636,000 increase in inventory, a $1,380,000 decrease in accounts payable, a $1,039,000 increase in accounts receivable, a $674,000 decrease in accrued expenses, a $200,000 decrease in current portion of long term borrowings, and $18,000 of increase in cash, partially offset by a $2,284,000 increase in short term debt and a $396,000 decrease in prepaid and other current assets.

The Company has received a funding waiver from the Internal Revenue Service for the $855,000 payment due to its defined benefit plan for the year ended November 30, 2001, conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2002 and November 30, 2003. The Company has notified the Pension Benefit Guarantee Corporation that the Company intends to make the contributions for plan year ending November 30, 2002, estimated preliminarily at $1,250,000, by the final due date of August 15, 2003 instead of on a quarterly basis.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                          (Continued)

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $11,394,000, the demand status of the term debt facilities, the lack of borrowing capacity under the revolving line of credit, the funding requirement for the defined benefit plan and the recurring losses generated from operations during the first quarter of fiscal 2002 and during 2001, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since September, 2001, the Company has been negotiating with its lenders to defer principal payments and modify the financial covenants under its existing debt facilities. In December 2001, the Company reached an agreement with its primary term debt lender to defer principal payments from August, 2001, through March, 2002, and to modify the financial covenants. In January, 2002, an agreement also was reached with the Company's working capital lender to defer certain principal payments on the real estate term loan from December 2001 through March 2002. However, these two agreements would not be deemed effective until all other lenders have agreed to similar terms, interest payments are current, and several other conditions are met. The Company has also negotiated a revised agreement with its equipment leasing lender. The Company continues to pursue restructured debt facilities and/or deferred principal payments at least through the end of fiscal 2002.

It is management's belief that if payments of principal on the Company's debt facilities can be deferred through the end of fiscal 2002, cash flows generated from operations will be sufficient to meet the Company's liquidity needs during fiscal 2002. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors, including those outlined in the Safe Harbor Statement below. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

Cash used in operating activities was $1,922,000 in 2002, as compared to cash generated of $1,534,000 in 2001. The major factors contributing to cash used in operating activities were an increase in inventory of $1,558,000, a decrease in accounts payable of $1,449,000, an increase in accounts receivable of $929,000, a decrease in accrued expenses of $280,000, a $131,000 gain on the disposal of plant assets, a $109,000 increase in other assets, and a $9,000 decrease in other liabilities, partially offset by depreciation and amortization of $1,479,000, net income of $591,000, a decrease in prepaid expenses of $398,000, and a $75,000 increase in pension obligation. Cash provided through additional short term borrowings of $2,256,000 and cash provided through the sale of plant assets and sale/leaseback of plant assets totaling $178,000 were used for operating cash, to pay off term debt and capital leases of $355,000, and for capital expenditures of $115,000.

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

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                          (Continued)

Second Quarter, 2002, Compared with Second Quarter, 2001

Sales decreased 2.5% to $17,854,000 in 2002 from $18,308,000 in
2001. Sales at Plymouth Tapes decreased 2.4% to $14,432,000 in 2002 from $14,786,000 in 2001. While sales in the automotive markets increased approximately 2% compared to 2001, sales in all other markets, including the electrical and contractor markets, decreased approximately 8% from 2001, due largely to the economic slowdown. Sales at Brite-Line Technologies decreased 2.8% to $3,422,000 in 2002, from $3,522,000 in 2001.

Gross margin increased to 23.2% in 2002 from 22.3% in 2001. Plymouth Tapes' gross margin increased to 21.5% in 2002 from 17.7% in 2001. The major factors driving this increase were (1) manufacturing overhead absorption and spending which were approximately $300,000 favorable compared to 2001, due to lower levels of manufacturing spending and increased production volumes, (2) lower raw material purchase prices for 2002, primarily for PVC resins, accounting for approximately $250,000 of favorable margin, and (3) overall production yields which improved over $100,000 compared to 2001. At Brite-Line Technologies, gross margin decreased to 30.5% in 2002 from 41.5% in 2001, due primarily to an increase in lower-margin foreign business.

Selling, general and administrative expenses, as a percentage of sales, decreased to 17.4% in 2002 from 18.0% in 2001. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 17.9% in 2002 from 18.2% in 2001. The major contributor was a $202,000 decrease in salaries and fringe benefits due to headcount and salary reductions and an $80,000 decrease in environmental expenses. These reductions were partially offset by a $141,000 recognition of a deferred compensation agreement and a $61,000 increase in professional fees. At Brite-Line, selling, general and administrative expenses, as a percentage of sales, decreased to 15.0% of sales from 17.1% in 2001, due mostly to reductions in freight, advertising, field equipment, and professional fees.

Interest expense in 2002 decreased 10.4% to $489,000 from $546,000 in 2001, primarily because of lower interest rates on both the revolving line of credit and the real estate loan. Other income was $53,000 in 2002, due to $32,000 of foreign exchange gains and $20,000 of miscellaneous income, partially compared to other expense of $37,000 in 2001, which had $67,000 of foreign exchange losses, partially offset by $28,000 of miscellaneous income.

The after-tax profit for 2002 was $718,000, compared to an after-tax profit of $151,000 in 2001. In 2002, a $187,000 tax benefit was recorded for the Company's domestic operations, to recognize a tax refund resulting from a change in a U.S. tax law, and a $82,000 tax expense was recorded for the Company's Spanish subsidiary. In 2001, a $45,000 tax expense was recorded for the Company's Spanish subsidiary.

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

Recognition of a deferred tax asset is dependent on generating sufficient future taxable income prior to the expiration of the tax loss and credit carryforward. The Company has taken a full valuation allowance for this tax benefit in accordance with the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Should the Company's liquidity situation improve, the amount of the deferred tax asset considered realizable could be increased and could result in a credit to income tax expense in the period such determination was made.

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

The Company's Annual Meeting was held on April 26, 2002.

The following members were elected to the Company's
Board of Directors to hold office for the ensuing three-year term:

     Nominees                     In Favor         Opposed
Jane H. Guy, Melvin L. Keating
 and James M. Oates                677,986          5,000

The results on the voting of the following additional item were as follows:

Approval of the adoption of 2002 Stock Incentive Plan

               In Favor      Opposed      Abstain    Unvoted

               499,869        43,739       1,160     138,218


The ratification of the appointment of
PricewaterhouseCoopers LLP as independent auditors of the Company for the next fiscal year:

               In Favor      Opposed      Abstain

               678,968         3,315         703

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




Date: July 15, 2002

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

(27)  Not  Applicable.