Form 10-Q
period 2002-08-30
PLYMOUTH RUBBER CO INC
filed 2002-10-11
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended  August 30, 2002   Commission File Number  1-5197


                         Plymouth Rubber Company, Inc.
             (Exact name of registrant as specified in its charter)


              Massachusetts                          04-173397
       (State or other jurisdiction of   (I.R.S. Employer Identification No.)
       incorporation or organization)


           104 Revere Street, Massachusetts              02021
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



                    PLYMOUTH RUBBER COMPANY, INC.


PART I.   FINANCIAL INFORMATION

   Item 1.  Condensed Financial Statements:            Page No.

   Condensed Consolidated Statement of Operations
   and Retained Earnings (Deficit) . . . . . . . . . . .   2

   Condensed Consolidated Statement of
   Comprehensive Income (Loss) . . . . . . . . . . . . .   3

   Condensed Consolidated Balance Sheet. . . . . . . . .   4

   Condensed Consolidated Statement of Cash Flows. . . .   5

   Notes to Condensed Consolidated Financial
   Statements  . . . . . . . . . . . . . . . . . . . . .   6-10

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . .   11-16

   Item 4.  Controls and Procedures. . . . . . . . . . .   17

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceeding . . . . . . . . . . . . . .   18

   Item 2.  Changes In Securities. . . . . . . . . . . .   18

   Item 3.  Defaults Upon Senior Securities. . . . . . .   18

   Item 4.  Submission of Matters to a Vote of Security
             Holders . . . . . . . . . . . . . . . . . .   18

   Item 5.  Other Information. . . . . . . . . . . . . .   18

   Item 6.  Exhibits and Reports on Form 8-K . . . . . .   18


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .   19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          PLYMOUTH RUBBER COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)

               (In Thousands except Share and Per Share Amounts)
                                   (Unaudited)


                                Third Quarter Ended        Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 30,     Aug. 31,     Aug. 30,     Aug. 31,
                                2002         2001         2002         2001
                             ----------   ----------   ----------   ----------

Net Sales                    $  17,061    $  16,074    $  48,856     $ 49,399
                             ----------   ----------   ----------   ----------
Costs and Expenses:
 Cost of products sold          13,335       13,410       37,893       41,469
 Selling, general and
     administrative              2,700        3,046        8,616        9,340
                             ----------   ----------   ----------   ----------
                                16,035       16,456       46,509       50,809
                             ----------   ----------   ----------   ----------
Operating income (loss)          1,026         (382)       2,347       (1,410)
Interest expense                  (540)        (591)      (1,524)      (1,750)
Other income (expense), net         27           93          199          140
                             ----------   ----------   ----------   ----------
Income (loss) before taxes         513         (880)       1,022       (3,020)
Benefit (provision) for
 income taxes                       (4)          38           78           --
                             ----------   ----------   ----------   ----------
Net income (loss)                  509         (842)       1,100       (3,020)

Retained earnings (deficit)
  at beginning of period        (3,737)      (3,489)      (4,328)      (1,311)
                             ----------   ----------   ----------   ----------
Retained earnings (deficit)
  at end of period           $  (3,228)   $  (4,331)   $  (3,228)    $ (4,331)
                             ==========   ==========   ==========    =========

Per Share Data:

Basic Earnings (Loss) Per Share:

Net income (loss)            $    0.25    $   (0.41)   $    0.53     $  (1.48)
                             ==========   ==========   ==========    =========
Weighted average number of
  shares outstanding         2,058,976    2,036,890    2,058,976     2,036,890
                             ==========   ==========   ==========    =========

Diluted Earnings (Loss) Per Share:

Net income (loss)            $    0.23    $   (0.41)   $    0.52     $  (1.48)
                             ==========   ==========   ==========    =========
Weighted average number of
  shares outstanding         2,207,260    2,036,890    2,104,666     2,036,890
                             ==========   ==========   ==========    =========











     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
       CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                               (In Thousands)
                                 (Unaudited)


                               Third Quarter Ended         Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 30,     Aug. 31,     Aug. 30,     Aug. 31,
                                2002         2001         2002         2001
                             ----------   ----------   ----------   ----------

Net income (loss)            $     509    $    (842)   $   1,100    $  (3,020)

Other comprehensive income
(loss), net of tax:
  Foreign currency
   translation adjustment           44           66          101           38
                             ----------   ----------   ----------   ----------
  Other comprehensive
   income (loss)                    44           66          101           38
                             ----------   ----------   ----------   ----------

Comprehensive income (loss)  $     553    $    (776)   $   1,201    $  (2,982)
                             ==========   ==========   ==========    =========







     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (In Thousands)


                                                        Aug. 30,      Nov. 30,
                                                          2002          2001
                                                       ----------   ----------
                                                       (Unaudited)

Assets
Current Assets:
   Cash                                                $      --    $       7
   Accounts receivable, less allowance for
     doubtful accounts of $439 and $422 at
     August 30, 2002 and November 30, 2001                12,637       12,637

   Inventories:
      Raw materials                                        3,292        3,540
      Work in process                                      1,951        1,870
      Finished goods                                       6,525        5,207
                                                       ----------   ----------
                                                          11,768       10,617
                                                       ----------   ----------
   Prepaid expenses and other current assets                 473          772
                                                       ----------   ----------
       Total current assets                               24,878       24,033
                                                       ----------   ----------
Plant Assets:
   Plant assets                                           47,871       47,654
   Less:  Accumulated depreciation                       (25,723)     (23,801)
                                                       ----------   ----------
          Total plant assets, net                         22,148       23,853
                                                       ----------   ----------
Other long-term assets                                       871          772
                                                       ----------   ----------
                                                       $  47,897    $  48,658
                                                       ==========   ==========

Liabilities and Stockholders' Equity

Current Liabilities:
   Short-term debt                                     $  14,659    $  13,467
   Current portion of long-term obligations               10,016       10,222
   Accounts payable                                        6,663        9,474
   Accrued expenses                                        4,109        4,531
                                                       ----------   ----------
       Total current liabilities                          35,447       37,694
                                                       ----------   ----------

Long-Term Liabilities:
   Borrowings                                                809          830
   Pension obligation                                      3,610        3,253
   Deferred tax liability                                    118          107
   Other                                                   2,563        2,625
                                                       ----------   ----------
       Total long-term liabilities                         7,100        6,815
                                                       ----------   ----------
Stockholders' Equity:
   Preferred stock, $10 par value, 500,000 shares
     authorized: no shares issued and oustanding              --           --
   Class A voting common stock, $1 par value,
     1,500,000 shares authorized, 819,586 shares
     issued and outstanding                                  810          810
   Class B non-voting common stock, $1 par value,
     3,5000,000 shares authorized, 1,281,304 shares
     issued and outstanding                                1,281        1,281
   Paid in capital                                         9,084        9,084
   Retained earnings (deficit)                            (3,228)      (4,328)
   Accumulated other comprehensive loss                   (2,412)      (2,513)
                                                       ----------   ----------
                                                           5,535        4,334
   Less: Treasury stock at cost (32,914 shares)             (185)        (185)
                                                       ----------   ----------
       Total stockholders' equity                          5,350        4,149
                                                       ----------   ----------
                                                       $  47,897    $  48,658
                                                       ==========   ==========





     See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)



                                                          Nine Months Ended
                                                       -----------------------
                                                        Aug. 30,      Aug. 31,
                                                          2002          2001
                                                       ----------   ----------

Cash flows relating to operating activities:
   Net income (loss)                                   $   1,100    $  (3,020)
     Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
       Depreciation and amortization                       2,198        2,275
       Gain on disposal of plant assets                     (131)          --
       Amortization of deferred compensation                  --           29
     Changes in assets and liabilities:
       Accounts receivable                                   185       (2,075)
       Inventory                                          (1,009)       3,311
       Prepaid expenses and other current assets             301          662
       Other assets                                         (106)         (22)
       Accounts payable                                   (2,925)         304
       Accrued expenses                                     (179)         298
       Pension obligation                                    110           70
       Other liabilities                                     (77)          81
                                                       ----------   ----------
Net cash provided by (used in) operating activities         (533)       1,913
                                                       ----------   ----------

Cash flows relating to investing activities:
   Capital expenditures                                     (342)        (546)
   Sale/lease back of plant assets                            49           --
   Proceeds from sales of plant assets                       131           --
                                                       ----------   ----------
Net cash provided by (used in) investing activities         (162)        (546)
                                                       ----------   ----------

Cash flows relating to financing activities:
   Net increase (decrease) in short-term debt              1,272          543
   Payments on term debt                                    (395)      (1,509)
   Payments on capital leases                               (147)        (382)
                                                       ----------   ----------
Net cash provided by (used in) financing activities          730       (1,348)
                                                       ----------   ----------

Effect of exchange rates on cash                             (42)         (21)
                                                       ----------   ----------
Net change in cash                                            (7)          (2)
Cash at the beginning of the period                            7            4
                                                       ----------   ----------
Cash at the end of the period                          $      --    $       2
                                                       ==========   ==========

Supplemental Disclosure of Cash Flow Information

Cash paid for interest                                 $   1,371    $   1,612
                                                       ==========   ==========
Cash paid for income taxes                             $      27    $      16
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

(2) The Company's revolving credit and long term loan agreements contain various covenants which, among other things, prohibit cash dividends without the consent of the lenders and specify that the Company meet certain financial requirements, including minimum working capital, tangible net worth, and fixed charge and EBITDA coverage ratios and maximum ratio of total liabilities to net worth. In addition, for the Company's working capital and real estate lender, the agreements contain certain subjective provisions which would result in an event of default if the bank would deem itself "insecure" for any reason. As of August 30, 2002, the Company was not in compliance with the minimum working capital, tangible net worth, fixed charge coverage ratio and maximum ratio of total liabilities to net worth covenants of its term debt agreements. The
Company has not been in compliance with certain of these financial covenants since the third quarter of fiscal 2000.
Because of a cross default provision, the Company was therefore also not in compliance with a covenant with its working capital and real estate term loan lender. As a result, all of the Company's term debt facilities, except that of its Spanish subsidiary, were classified as current liabilities on the consolidated balance sheet as of both
August 30, 2002 and November 30, 2001 and are currently payable on demand. The Company anticipates that it will not be in compliance with the existing covenants of these term debt and primary working capital facilities over the next twelve months.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $10,569,000, the demand status of the term debt facilities, the lack of sufficient borrowing capacity under the revolving line of credit, the funding requirement for the defined benefit plan and the recurring losses generated from operations during the first quarter of fiscal 2002 and during fiscal 2001, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since September, 2001, the Company has been negotiating with its lenders to defer principal payments and modify the financial covenants under its existing debt facilities. In
December 2001, the Company entered into an arrangement with its primary term debt lender to defer principal payments from August, 2001, through March, 2002, and to modify the financial covenants. In January, 2002, the Company also entered into an arrangement with its working capital lender to defer certain principal payments on the real estate term loan from December 2001 through March 2002. However, these two arrangements were not deemed effective as the Company did not satisfy all of the required conditions. As of August 30, 2002, the Company had deferred $2,983,000 in principal payments, which were due on its term debt and capital lease facilities.

                    PLYMOUTH RUBBER COMPANY, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)


During July 2002, the Company received a demand from its primary term debt lender for the payment of their outstanding loan balances in the amount of $8,658,000, which represented the total of all future payments and accumulated late fees. The aggregate amount demanded by this lender is approximately $7,213,000 of principal outstanding. The Company has also received a demand letter from a smaller equipment lender for approximately $69,000 of payments due. The Company has been negotiating with these lenders to seek relief on their demands and to restructure existing debt facilities and has reached an agreement in principle with its lenders to restructure its debt, subject to the execution of mutually satisfactory documentation. Under the new arrangements, the lenders will accept significantly reduced principal payments over the next three years, eliminate financial covenants, waive existing defaults and rescind demands for accelerated payment in return for enhanced collateral positions.
However, if the agreement in principle is not ultimately effected and the lenders pursue their legal remedies, the Company may be forced to seek Chapter 11 bankruptcy protection.

The Company received a funding waiver from the Internal
Revenue Service for the $855,000 payment due to its defined benefit plan for the year ended November 30, 2001, conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2002 and November 30, 2003. The Company has notified the
Pension Benefit Guarantee Corporation that the Company intends to make the contributions for plan year ending
November 30, 2002, estimated preliminarily at $1,250,000, by the final due date of August 15, 2003 instead of on a quarterly basis.

It is management's belief that if the restructuring of the Company's debt facilities can be effected as contemplated by the agreement in principle, cash flows generated from operations will be sufficient to meet the Company's liquidity needs during fiscal 2002. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so.
Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

(3) On March 9, 2002, the "Job Creation and Worker Assistance Act" was signed into law, under which the Company will be allowed to carryback its net operating losses for five years instead of three years. During the quarter ended May 31, 2002, the Company filed a claim with the Internal
Revenue Service for a tax refund in the amount of $187,000 based on this new tax legislation. The Company recorded the related tax benefit in the consolidated statement of operations and retained earnings (deficit) during the second quarter of 2002.

In accordance with the Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes" (FAS109), during the nine months ended August 31, 2001, the Company did not record the tax benefit of the loss generated from its domestic operations, because it could not be carried back to recover taxes paid in previous years, and it is more likely than not that it will not be offset by the reversal of future taxable differences and may expire prior to realizability.

                    PLYMOUTH RUBBER COMPANY, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)


(4) Environmental

The Company has been named as a Potentially Responsible
Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental
Response, Compensation and Liability Act of 1980
("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued
$778,000 as of August 30, 2002 to cover future environmental expenditures related to these claims, which is net of $467,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of August 30, 2002 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment, containment, and remediation.
The Company has accrued $243,000 as of August 30, 2002 to cover estimated future environmental cleanup expenditures, which is net of $918,000 payments made to date. Actual future costs may be different from the amount accrued for as of August 30, 2002.

(5) The following table reflects the factors used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of potentially dilutive securities.

                                Third Quarter Ended August 30, 2002
                              --------------------------------------
                                Income        Shares       Per Share
                              (Numerator)  (Denominator)     Amount
                              -----------  -------------   ---------
Basic EPS
  Income available to common
        stockholders           $  509,000     2,058,976      $  0.25
                                                             =======
  Effect of dilutive stock
    options (A)                        --       148,284
                               ----------     ---------
Diluted EPS
  Income available to
    common stockholders and
    assumed conversions        $  509,000     2,207,260      $  0.23
                               ==========     =========      =======

                    PLYMOUTH RUBBER COMPANY, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)

                               Third Quarter Ended August 31,  2001
                              --------------------------------------
                                 Loss         Shares      Per Share
                              (Numerator)  (Denominator)    Amount
                              -----------  -------------   ---------
Basic EPS
  Loss available to common
         stockholders          $ (842,000)    2,036,890      $ (0.41)
                                                             =======
  Effect of dilutive stock
    options (A)                        --            --
                               ----------     ---------
Diluted EPS
  Loss available to
    common stockholders and
    assumed conversions       $ (842,000)     2,036,890      $ (0.41)
                               ==========     =========      =======

(A) Options for 231,246 and 329,739 shares of common stock were outstanding at August 30, 2002 and August 31,
2001, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 150,500 shares of common stock were outstanding at August 31, 2001, but were not included in computing diluted earnings per share because of the loss.

                                Nine Months Ended August 30, 2002
                              --------------------------------------
                                Income       Shares       Per Share
                              (Numerator)  (Denominator)    Amount
                              -----------  -------------   ---------
Basic EPS
  Income available to common
    stockholders              $ 1,100,000     2,058,976      $  0.53
                                                             =======
  Effect of dilutive stock
    options  (B)                       --        45,690
                               ----------     ---------
Diluted EPS
  Income available to
     common stockholders and
      assumed conversions     $ 1,100,000     2,104,666      $  0.52
                               ==========     =========      =======


                                Nine Months Ended August 31, 2001
                              --------------------------------------
                                 Loss         Shares     Per Share
                              (Numerator)  (Denominator)    Amount
                              -----------  -------------   ---------
Basic EPS
  Loss available to common
         stockholders         $(3,020,000)    2,036,890      $(1.48)
                                                             =======
 Effect of dilutive stock
   options (B)                         --            --
                               ----------     ---------
Diluted EPS
  Loss available to
    common stockholders and
    assumed conversions       $(3,020,000)    2,036,890      $(1.48)
                               ==========     =========      =======

                    PLYMOUTH RUBBER COMPANY, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)

(B) Options for 444,241 and 397,727 shares of common stock were outstanding at August 30, 2002 and August 31,
2001, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive.
In addition, options for 84,889 shares of common stock were outstanding at August 31, 2001, but were not included in computing diluted earnings per share because of the loss.

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

The table below presents information related to Plymouth
Rubber's business segments for the third quarter and nine months ended August 30, 2002 and August 31, 2001.


                               Third Quarter Ended         Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 30,     Aug. 31,     Aug. 30,     Aug. 31,
                                2002         2001         2002         2001
                             ----------   ----------   ----------   ----------

Segment sales to
 unaffiliated customers:
  Plymouth Tapes. . . . . .  $  13,361    $  13,472    $  41,432    $  42,307
  Brite-Line Technologies .      3,700        2,602        7,424        7,092
                             ----------   ----------   ----------   ----------
  Consolidated net sales. .   $  17,061    $  16,074    $  48,856    $  49,399
                             ==========   ==========   ==========   ==========
Segment operating
 income (loss):
  Plymouth Tapes. . . . . .  $     153    $    (843)   $   1,332    $  (2,283)
  Brite-Line Technologies .        873          461        1,015          873
                             ----------   ----------   ----------   ----------
Consolidated segment
 operating income (loss). .      1,026         (382)       2,347       (1,410)

Interest expense. . . . . .       (540)        (591)      (1,524)      (1,750)
Other income (expense). . .         27           93          199          140
                             ----------   ----------   ----------   ----------
Consolidated income
 (loss),before taxes. . . .  $      513    $    (880)   $   1,022    $  (3,020)
                             ==========   ==========   ==========   ==========

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Third Quarter, 2002, Compared with Third Quarter, 2001

Sales increased 6.1% to $17,061,000 in 2002 from $16,074,000 in
2001. Sales at Plymouth Tapes decreased 0.8% to $13,361,000 in 2002 from $13,472,000 in 2001. Sales in the domestic automotive market decreased approximately 2% compared to 2001, while sales in all other markets, including the electrical and contractor markets, were approximately level with 2001. Sales at Brite-Line Technologies increased 42.2% to $3,700,000 in 2002, from $2,602,000 in 2001, reflecting strong customer demand.

Gross margin increased to 21.8% in 2002 from 16.6% in 2001. Plymouth Tapes' gross margin increased to 17.8% in 2002 from 13.1% in 2001. The major factors driving this increase were (1) increased manufacturing overhead absorption, due to increased production volumes, and lower levels of manufacturing spending, which were approximately $300,000 more favorable compared to 2001, and (2) lower raw material purchase prices for 2002, primarily for PVC resins, accounting for approximately $200,000 of favorable margin. At Brite-Line Technologies, gross margin increased to 36.3% in 2002 from 34.7% in 2001, due primarily to increased manufacturing cost absorption and improved manufacturing yields, partially offset by an increase in lower-margin foreign business, and an increase in product quality reserves.

Selling, general and administrative expenses, as a percentage of sales, decreased to 15.8% in 2002 from 18.9% in 2001. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 16.7% in 2002 from 19.3% in 2001. The major contributor was a $258,000 decrease in salaries and fringe benefits due to headcount and salary reductions, and a $54,000 decrease in bad debt expense. At Brite-Line, selling, general and administrative expenses, as a percentage of sales, decreased to 12.7% of sales from 17.0% in 2001, although total selling, general and administrative expenses were up slightly from last year.

Interest expense in 2002 decreased to $540,000 from $591,000 in 2001, primarily because of lower interest rates on the Company's borrowings under the revolving working capital facility. Other income was $27,000 in 2002, due largely to foreign exchange gains, compared to $93,000 in 2001, which included $35,000 of foreign exchange gains, a $25,000 gain on the sale of securities, and $33,000 of miscellaneous income.

The after-tax profit for 2002 was $509,000, compared to an after-tax loss of $842,000 in 2001. In 2002, a $4,000 tax credit was recorded for the Company's Spanish subsidiary. In 2001, a $38,000 tax expense was recorded for the Company's Spanish subsidiary.

First Nine Months, 2002, Compared with First Nine Months, 2001

Sales decreased 1.1% to $48,856,000 in 2002 from $49,399,000 in
2001. Sales at Plymouth Tapes decreased 2.1% to $41,432,000 in 2002 from $42,307,000 in 2001. While sales in the domestic automotive market increased approximately 4% compared to 2001, sales in all other markets, including the electrical and contractor markets, decreased approximately 8% from 2001, due largely to the continued economic slowdown. Sales at Brite-Line Technologies increased 4.7% to $7,424,000 in 2002, from $7,092,000 in 2001, due to higher sales volume.

Gross margin increased to 22.4% in 2002 from 16.1% in 2001. Plymouth Tapes' gross margin increased to 20.8% in 2002 from 13.4% in 2001. The major factors driving this increase were (1) increased manufacturing overhead absorption, due to increased production volumes, and lower levels of manufacturing spending, which were over $1,200,000 more favorable compared to 2001, and
(2) lower raw material purchase prices for 2002, primarily for PVC resins, accounting for approximately $750,000 of favorable margin. At Brite-Line Technologies, gross margin decreased slightly to 31.4% in 2002 from 32.0% in 2001, due primarily to an increase in lower-

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

margin foreign business, and an increase in product quality reserves, partially offset by increased manufacturing cost absorption and improved manufacturing yields.

Selling, general and administrative expenses, as a percentage of sales, decreased to 17.6% in 2002 from 18.9% in 2001. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 17.6% in 2002 from 18.8% in 2001. The major contributor was a $682,000 decrease in salaries and fringe benefits due to headcount and salary reductions, an $80,000 decrease in environmental expenses, a $54,000 reduction in depreciation, a $34,000 decrease in advertising, a $35,000 decrease in bad debt expense, and a $34,000 decrease in foreign selling expenses. These reductions were partially offset by a $141,000 recognition of deferred compensation expenses, a $63,000 increase in professional fees, and a $186,000 freight loss as described below.

In February, 2002, KM Logistics, a third party freight audit and payment service provider, filed for Chapter 11 bankruptcy protection, and subsequently Chapter 7 bankruptcy, while holding approximately $286,000 of Company funds intended to reimburse the Company's freight carriers for normal services. Approximately $100,000 of these payments had been made to KM Logistics prior to fiscal 2001 year-end; this charge was included as a selling, general and administrative expense at Plymouth Tapes in the fourth quarter of fiscal 2001. The remaining $186,000 was recorded in fiscal 2002.

At Brite-Line, selling, general and administrative expenses, as a percentage of sales, decreased to 17.8% from 19.7% in 2001, due largely to both a higher sales base and reductions in freight ($52,000), applicator equipment ($46,000), and advertising ($33,000), partially offset by an increase in bad debt expense ($41,000).

Interest expense in 2002 decreased 12.9% to $1,524,000 from $1,750,000 in 2001, primarily because of lower interest rates on the Company's borrowings under the revolving working capital facility. Other income was $199,000 in 2002, due largely to $131,000 gain on the sale of equipment, $42,000 of miscellaneous income, and $23,000 of foreign exchange gains, compared to $140,000 in 2001, which included one-time rental income of $35,000, a $25,000 gain on the cash surrender value of life insurance policies, and a $25,000 gain on the sale of securities.

The after-tax profit for 2002 was $1,100,000, compared to an after-tax loss of $3,020,000 in 2001. In 2002, a $187,000 tax benefit was recorded for the Company's domestic operations, to recognize a tax refund resulting from a change in a U.S. tax law, and a $109,000 tax expense was recorded for the Company's Spanish subsidiary.

Liquidity and Capital Resources

The Company's term debt agreements contain various covenants which specify certain financial requirements, including minimum tangible net worth, fixed charge and EBITDA coverage ratio and working capital and maximum ratio of total liabilities to net worth. In addition, the revolving working capital credit facility and the real estate term loan contain an acceleration provision, which can be triggered if the lender determines that an event of default has occurred.

The Company has been in violation of certain covenants of its term debt facility as of each quarter-end since September 1, 2000, and therefore, due to a cross default provision, the Company was also not in compliance with a covenant under its revolving working capital credit facility and real estate term loan. As of August 30, 2002 and November 30, 2001, the Company was not in compliance with the minimum working capital, tangible net worth, fixed charge coverage ratio and maximum ratio of total liabilities to net worth covenants under its term debt agreements, resulting in the working capital, real estate term loan and term debt facilities being payable on demand. As a result, all of the Company's term loans (except for that of its Spanish subsidiary) remain classified as current liabilities on the Company's Consolidated Balance Sheet

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

at August 30, 2002 and
November 30, 2001, respectively.  As of August 30, 2002, the
Company had delayed $2,983,000 in principal payments on its term debt and capital lease facilities.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $10,569,000, the demand status of the term debt facilities, the funding requirement for the defined benefit plan, and the operating losses for fiscal 2000 and 2001 may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During July 2002, the Company received a demand from its primary term debt lender for the payment of their outstanding loan balances in the amount of $8,658,000, which represented the total of all future payments and accumulated late fees. The aggregate amount demanded by this lender is approximately $7,213,000 of principal outstanding. The Company has also received a demand letter from a smaller equipment lender for approximately $69,000 of payments due. The Company has been negotiating with these lenders to seek relief on their demands and to restructure existing debt facilities and has reached an agreement in principle with its lenders to restructure its debt, subject to the execution of mutually satisfactory documentation. Under the new arrangements, the lenders will accept significantly reduced principal payments over the next three years, eliminate financial covenants, waive existing defaults and rescind demands for accelerated payment in return for enhanced collateral positions. However, if the agreement in principle is not ultimately effected, and the lenders pursue their legal remedies, the Company may be forced to seek Chapter 11 bankruptcy protection.

As of August 30, 2002, the Company had approximately $900,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of collateral limitations.

The Company's working capital position improved from a negative $13,661,000 at November 30, 2001 to a negative $10,569,000 at
August 30, 2002, due to a $2,811,000 decrease in accounts payable, a $1,151,000 increase in inventory, a $422,000 decrease in accrued expenses, and a $206,000 decrease in current portion of long term borrowings, partially offset by a $1,192,000 increase in short term debt, a $299,000 decrease in prepaid and other current assets, and a $7,000 decrease in cash. At November 30, 2001 and August 30, 2002, approximately $7,000,000 of this negative working capital position was the reclassification of long term debt as short term debt, because of the demand status of the loans.

During the second quarter of 2002, the Company received a funding waiver from the Internal Revenue Service for the $855,000 payment due to its defined benefit plan for the year ended November 30, 2001, conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2002 and November 30, 2003. The Company has notified the Pension Benefit Guarantee Corporation that the Company intends to make the contributions for plan year ending November 30, 2002, estimated preliminarily at $1,250,000, by the final due date of August 15, 2003 instead of on a quarterly basis.

It is management's belief that if the restructuring of the Company's debt facilities can be effected as contemplated by the agreement in principle, cash flows generated from operations will be sufficient to meet the Company's liquidity needs during fiscal 2002. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors, including those outlined in the Safe Harbor Statement below. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Cash used in operating activities was $533,000 in 2002, as compared to cash generated of $1,913,000 in 2001. The major factors contributing to cash used in operating activities were a decrease in accounts payable of $2,925,000, an increase in inventory of $1,009,000, a decrease in accrued expenses of $179,000, a $131,000 gain on the disposal of plant assets, a $106,000 increase in other assets, and a $77,000 decrease in other liabilities, partially offset by depreciation and amortization of $2,198,000, net income of $1,100,000, a decrease in prepaid expenses of $301,000, a decrease in accounts receivable of $185,000, and a $110,000 increase in pension obligation. Cash provided through additional short term borrowings of $1,272,000 and cash provided through the sale of plant assets and sale/leaseback of plant assets totaling $180,000 were used for operating cash, to pay off term debt and capital leases of $542,000, and for capital expenditures of $342,000.

During the first quarter of 2001 and the third quarter of 2002, the Company was contacted by the American Stock Exchange (AMEX) regarding minimum listing requirements on the number of public Class A common stockholders (200), and the aggregate market value of the publicly held Class A common stock ($1,000,000). The Company had met with AMEX representatives and believes that it meets the minimum number of public Class A stockholders. The Company is reviewing various options regarding the aggregate market value of the publicly held Class A common stock.

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

                     PLYMOUTH RUBBER COMPANY, INC.

Item 4.   Controls and Procedures

   (a) Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include our internal controls. Maurice J. Hamilburg, President and Co-Chief Executive Officer, Joseph D. Hamilburg, Chairman and Co-Chief Executive Officer, and Joseph J. Berns, Vice President of Finance and Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, Maurice J. Hamilburg, Joseph D. Hamilburg, and Joseph J. Berns, concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

   (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

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

        None

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        Certification Under Sarbanes-Oxley Act

        Our co- chief executive officers and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section
        906 of the Sarbanes-Oxley Act of 2002.

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






                        Plymouth Rubber Company, Inc.
                              (Registrant)




                               /s/ Joseph J. Berns
                               -------------------
                              Joseph J. Berns
                              Vice President - Finance




Date:       October  11, 2002

                    SECTION 302 CERTIFICATIONS

I, Maurice J. Hamilburg, President and Co- Chief Executive
Officer of Plymouth Rubber Company, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Plymouth Rubber Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and
c)   presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002        /s/ Maurice J. Hamilburg
                              -----------------------
                              Maurice J. Hamilburg
                              President and Co-Chief
                              Executive Officer

I, Joseph D. Hamilburg, Chairman and Co- Chief Executive
Officer of Plymouth Rubber Company, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Plymouth Rubber Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and
c)   presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002        /s/ Joseph D. Hamilburg
                              -----------------------
                              Joseph D. Hamilburg
                              Chairman and Co-Chief
                              Executive Officer

I, Joseph Berns, Vice President-Finance and Chief Financial
Officer of Plymouth Rubber Company, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Plymouth Rubber Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and
c)   presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002        /s/ Joseph Berns
                              -----------------------
                              Joseph Berns, Vice
                              President-Finance and
                              Chief Financial Officer

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