Form 10-K
period 2002-11-29
PLYMOUTH RUBBER CO INC
filed 2003-02-27
CIK 79225

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number
    November 29, 2002                                           1-5197
    -----------------                                           ------

                         PLYMOUTH RUBBER COMPANY, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                               04-1733970
---------------------------------                 -------------------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

104 Revere Street, Canton, Massachusetts                            02021
----------------------------------------                       ----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:              (781) 828-0220
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

                  Yes  X                         No
                  -------                           -------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at January 13, 2003, was approximately $507,000.

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
                                                          ---------
             Class B common stock, par value $1 . . . . . 1,248,390
                                                          ---------

         Documents incorporated by reference:
         Portions of the registrant's definitive Proxy Statement to be dated on or about March 28, 2003 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Index to Exhibits.

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

The markets served by the Company are highly competitive. Competition comprises a number of domestic and foreign companies, some of which have larger sales organizations and substantially greater resources than the Company. In general, the Company regards itself as having an average competitive position in the industry, although, based on available market information, it is believed that the Company is a significant factor in, and has captured significant shares of the markets for friction, rubber and vinyl tape products. The estimated number of competitors varies from market to market. The Company relies upon product design, product quality, price and service to maintain its competitive position in the markets served and no single product accounts for a predominant amount of the Company's total sales volume. Since 1988, the Company has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of the Delphi Packard Electric Division ("PED") of General Motors and its successor corporation, Delphi Automotive Systems Corporation ("Delphi") which was spun off from General Motors as of May 1999, and has also supplied part of PED's and Delphi's tape requirements for Europe and South America. In 2000, the Company signed a new contract with Delphi to supply PVC and some textile tapes until 2005. Delphi accounted for approximately 33%, 33% and 31% of the Company's net sales in 2002, 2001 and 2000, respectively. As Delphi constitutes a significant percentage of the Company's sales, loss of the business would have a material adverse effect on the Company. The Company is diversifying its automotive tapes business by adding new customers in the United States and abroad, and by developing new tapes for harnessing, as well as other products for other markets. The following table sets forth information with regard to competition in the worldwide markets from which the Company derives its largest volume of sales:


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

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (the "SEC"). The Company reports filed with the SEC are available at the SEC's website at www.sec.gov.

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

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned" and non-participating parties' shares, the Company most recently has been contributing approximately 2.24% toward the performing PRP group's ongoing expenses. Approximately $15 million in response costs have been spent or committed at this Site. Based upon the extensive investigations and remedial actions conducted at the Site to date, it is presently estimated that the total future costs at the SRS Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of November 29, 2002, management has accrued $437,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $289,000 in payments made to date by the Company.

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP"), and the DEP has issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 for the set of five tanks and RTN Nos. 3-15347 and 3-19744 for the set of three tanks). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the contamination appears to be confined to a small area of soil and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil and groundwater in the vicinity of the tanks. Costs incurred to date in connection with these two locations have totaled approximately $660,000. These costs have been funded through operating cash flows. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $240,000, and that amount has been accrued in the accompanying financial statements.

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

In April 2000, the Company received a Chapter 21E Notice of Responsibility from the DEP concerning an oil release in the portion of the East Branch of the Neponset River that flows through the Company's property in Canton, Massachusetts (RTN No. 3-19407). The Company had duly reported the presence of oil in the river to the appropriate government agencies. The Company commenced cleanup and investigatory actions as soon as it became aware of the presence of the oil, and immediately retained both an LSP to oversee response actions in this matter and also an environmental services firm to perform cleanup and containment services. At the present time, neither the source nor the cause of the release has been positively determined. Costs incurred to date have totaled approximately $268,000. It presently is estimated that the future costs in this matter will total approximately $70,000, which has been accrued in the accompanying financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                          EXECUTIVE OFFICERS OF THE COMPANY

Name                           Position/Officer                           Age (at last Birthday)     Served Since
----                           ----------------                           ----------------------     ------------

Maurice J. Hamilburg           President and Co - Chief Executive
                                 Officer and Director                           56                       1987
Joseph D. Hamilburg            Chairman and Co - Chief Executive
                                 Officer and Director                           54                       1998
Fiore D. DiGiovine             VP - Mfg. Development                            75                       1987
Alan I. Eisenberg              VP - Sales & Marketing                           52                    1988 & 1986
Sheldon S. Leppo               VP - Research & Development                      68                       1970
Joseph J. Berns                VP - Finance and Treasurer                       56                    1997 & 1998
Thomas L. McCarthy             VP - Manufacturing                               42                       1999
Kevin H. White                 VP - Brite-Line Technologies                     52                       2002
David M. Kozol                 Clerk and Secretary                              44                       1998

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

Mr. Kevin H. White joined the Company in October 1996. Form 1996 to 2001 he served as Director, Sales and Marketing Brite-Line Technologies and was appointed VP-Brite-Line Technologies in 2002.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) PRICE RANGE OF COMMON STOCK

The Company's Class A and Class B common stock is traded on the American Stock Exchange ("AMEX") under the symbols PLRA and PLRB. The following table sets forth the reported high and low prices for Plymouth Rubber Company Class A and Class B common stock, which shares are listed and traded on the American Stock Exchange.

                            Class A            Class B                                 Class A             Class B
                        ----------------- ----------------                         ----------------- ----------------
                         High      Low      High      Low                           High      Low      High       Low
                        -------- -------- ---------- -----                         -------- -------- ---------- -----
Quarter - 2002                                                Quarter - 2001
  First.............    $ 1.60   $ 1.20    $ 1.20   $ 0.75      First..........    $ 8.38   $ 5.94    $ 3.44    $ 2.40
  Second............      1.65     1.30      1.30     0.80      Second.........      6.35     0.80      2.81      0.80
  Third.............      2.20     1.30      2.15     1.00      Third..........      2.24     1.50      1.80      1.40
  Fourth............      1.48     1.15      1.34     0.90      Fourth.........      1.70     0.75      1.50      0.75

(b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of February 3, 2003, the approximate number of holders of each class of equity securities of the Company was:

                 Title of Class                              Number of Holders
                 --------------                              -----------------

        Class A voting common stock $1.00 par value..........       220
        Class B non-voting common stock $1.00 par value......       250

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

(d) EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth a summary of the Company's equity compensation plans as of November 29, 2002. Details of the plans are discussed in Note 7 to the Consolidated Financial Statements.

                                Number of       Weighed
                             securities to be   average
                                issued upon     exercise         Number of
                                 exercise       price of         securities
                                outstanding    outstanding   remaining available
                                 options         options     for future issuance
                             --------------    -----------   -------------------
Stock option plans
  approved by shareholders ..   507,300           $2.75          142,942
Stock option plans subject
  to shareholder approval at
  the 2003 Annual Meeting ...    84,000           $0.90           96,000
                                -------                          -------
                                591,300           $2.49          238,942
                                =======                          =======

ITEM 6. SELECTED FINANCIAL DATA

                                                                           Fiscal Years
                                               -------------------------------------------------------------------
                                                2002           2001           2000           1999            1998
                                               ------         ------         ------         ------          ------
SELECTED INCOME STATEMENT DATA:
Net Sales                                   $ 65,259,000   $ 66,498,000   $ 74,392,000   $ 78,038,000    $69,390,000
Income (loss) from operations               $    101,000   $ (2,899,000)  $ (3,989,000)  $  3,122,000    $ 1,838,000
Per Share Data:
Net income (loss) per share
  (diluted)                                 $       0.05   $      (1.42)  $      (1.95)  $       1.42    $      0.84
Weighted average shares outstanding            2,105,857      2,042,411      2,041,481      2,198,480      2,200,406

SELECTED BALANCE SHEET DATA (AS OF YEAR END):
Total Assets                                $ 46,246,000   $ 48,658,000   $ 51,461,000   $ 55,035,000    $50,701,000
Long Term Liabilities                       $ 16,817,000   $  6,815,000   $  6,318,000   $ 16,000,000    $16,919,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 2002 COMPARED WITH FISCAL YEAR 2001

Sales decreased 1.9% to $65,259,000 in 2002 from $66,498,000 in 2001. Sales at
Plymouth Tapes decreased 2.3% to $56,237,000 from $57,553,000 last year. The largest decrease was in the contractor industrial and OEM markets, where sales decreased 12.0% from 2001, largely because of the continued economic slowdown. Sales in the automotive market decreased 1.5%, reflecting relatively stable demand from Plymouth's automotive customers. Sales at Brite-Line Technologies increased 0.9% to $9,022,000, from $8,945,000 in 2001.

Gross margin increased to 20.7% in 2002 from 17.6% in 2001. Plymouth Tapes' gross margin increased to 19.1% in 2002 from 15.7% in 2001. The major factors driving this increase were (1) lower manufacturing spending, which was approximately $700,000 favorable compared to 2001, and (2) lower raw material purchase prices for 2002, primarily for PVC resins, accounting for approximately $600,000 of favorable margin. At Brite-Line Technologies, gross margin increased to 31.1% in 2002 from 30.1% in 2001, as a result of improved manufacturing overhead absorption and improved manufacturing yields.

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

Selling, general and administrative expenses, as a percentage of sales, decreased to 18.0% in 2002 from 18.6% in 2001. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 17.9% in 2002 from 18.4% in 2001, although total selling, general and administrative expenses decreased 4.8% to $10,081,000 from $10,589,000 in 2001. The major contributors to the lower amount were a $653,000 decrease in salaries and fringe benefits due to headcount and salary reductions, a $118,000 reduction in freight, and a $85,000 decrease in depreciation and amortization. These reductions were partially offset by a $141,000 recognition of deferred compensation expenses, a $173,000 loss on the cash surrender value of officer life insurance, and an $86,000 increased freight loss as described below.

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

At Brite-Line, selling, general and administrative expenses, as a percentage of sales, decreased to 18.7% in 2002 from 20.0% in 2001. The largest factors were reductions in freight ($76,000), applicator equipment ($45,000), travel ($30,000), and advertising ($27,000).

Interest expense in 2002 decreased 11.8% to $2,026,000 from $2,298,000 in 2001, because of lower interest rates and loan balances on the Company's borrowings under the revolving working capital facility. Foreign currency exchange gain was $64,000 in 2002 compared to a foreign currency exchange loss of $25,000 in 2001. Other income was $178,000 in 2002, due to a $131,000 gain on the sale of equipment and $44,000 of miscellaneous income, compared to $99,000 in 2001, which included non-recurring rental income of $35,000, a $25,000 gain on the sale of securities, and other net income items of $39,000.

The pre-tax loss for 2002 was $24,000, compared to a pre-tax loss of $2,910,000 in 2001. The net profit was $101,000 in 2002, compared to a net loss of $2,899,000 in 2001. In 2002, a $187,000 tax benefit was recorded for the Company's domestic operations, to recognize a tax refund resulting from a change in a U.S. tax law, and a $62,000 tax expense was recorded for the Company's Spanish subsidiary.

The U.S. dollar is the functional currency for the Company's U.S. operations. For these operations, all gains and losses from foreign currency transactions are included in income currently. The Company operates a wholly owned subsidiary in Spain, which accounted for 11.4% of the Company's revenues in fiscal 2002. The functional currency of this subsidiary was the Peseta and is the Euro in 2002. Changes in the Euro/Dollar exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. The Company occasionally enters into purchase or sales contracts in currencies other than the functional currency, and hedges only those transactions that are of significant size. The Company did not enter into any foreign currency forward contracts in 2002 and 2001 and did not have any forward contracts outstanding at the end of 2002 and 2001.

FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000

Sales decreased 10.6% to $66,498,000 in 2001 from $74,392,000 in 2000. Sales at
Plymouth Tapes decreased 13.6% to $57,553,000 from $66,591,000 in 2000. The largest decrease was in the automotive market, where sales decreased 16.6% from 2000, largely because of the slowdown in U.S. auto production and market share shifts among auto producers. Sales in all other markets decreased 8.8% due in part to the economic slowdown. Sales at Brite-Line Technologies increased 14.7% to $8,945,000, from $7,801,000 in 2000, due to increased customer demand.

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

In February, 2002, KM Logistics, a third party freight audit and payment service, filed for Chapter 11 bankruptcy protection, while holding approximately $300,000 of Company funds intended to reimburse the Company's freight carriers for normal services. Approximately $100,000 of these payments were made to KM Logistics prior to fiscal 2001 year-end. Due to the bankruptcy filing, the Company provided a reserve for the full amount of the funds held by KM Logistics at November 30, 2001. This charge was included as a selling, general and administrative expense at Plymouth Tapes in the fourth quarter of fiscal 2001. A loss of approximately $200,000 was to be recorded in the first quarter of fiscal 2002 for the funds remitted to KM Logistics after November 30, 2001. The Company planned to pursue all legal means of recovery of the $300,000 balance.

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

Interest expense in 2001 decreased to $2,298,000 from $2,342,000 in 2000, because of lower balances and lower interest rates on both the revolving line of credit and the real estate loan, and lower balances on the equipment term loans, partially offset by higher lender fees. The foreign currency exchange loss was $25,000 in 2001 compared to $110,000 in 2000. Other income was $99,000 in 2001, due largely to non-recurring rental income of $35,000, a $25,000 gain on the sale of securities, and other net income items of $39,000, compared to $110,000 in 2000, which had a $62,000 gain on the sale of securities and miscellaneous net income items of $48,000.

The pre-tax loss for 2001 was $2,910,000, compared to a pre-tax loss of $2,287,000 in 2000. The net loss was $2,899,000 in 2001, compared to a net loss of $3,989,000 in 2000. The Company generated a tax benefit of $1,127,000 as a result of the fiscal 2001 loss. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for this benefit as it could not be carried back to recover taxes paid and will not be offset by the reversal of future taxable differences. The Company's liquidity situation at November 30, 2001 also provided significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize this benefit.

LIQUIDITY AND CAPITAL RESOURCES

Prior to December, 2002, the Company's term debt agreements had contained various covenants specifying certain financial requirements, including minimum tangible net worth, fixed charge and EBITDA coverage ratios, working capital and maximum ratio of total liabilities to net worth. In addition, the revolving working capital credit facility and the real estate term loan contain an acceleration provision, which can be triggered if the lender determines that an event of default has occurred.

As of each quarter end from September 1, 2000 through August 30, 2002, the Company had been in violation of certain covenants of its term debt facility and therefore, due to a cross default provision, the Company had not been in compliance with a covenant under its revolving working capital credit facility and real estate term loan. As a result, all of the Company's term loans (except for that of its Spanish subsidiary) had been classified as current liabilities on the Company's Consolidated Balance Sheet at the end of each fiscal quarter end. In addition, during July 2002, the Company received a demand from its primary term debt lender for the payment of their outstanding loan balances in the amount of $8,658,000, which represented the total of all future payments and accumulated late fees, and a demand letter from a smaller equipment lender for approximately $69,000 of payments due.

During 2002, the Company negotiated with these lenders and, in November, 2002, reached formal agreement to obtain relief from their demands and to restructure existing term debt facilities. Under the new arrangements, the term debt lenders accepted significantly reduced principal payments over the next three years, eliminated financial covenants, waived existing defaults and rescinded demands for accelerated payment, in return for enhanced collateral positions.

As of November 29, 2002, the Company had approximately $1,200,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of collateral limitations.

The Company's working capital position improved from a negative $13,661,000 at November 30, 2001 to a negative $2,339,000 at November 29, 2002, due to an $8,686,000 decrease in the current portion of long term borrowings, a $2,439,000 decrease in accounts payable, a $1,024,000 increase in inventory, a $212,000 increase in prepaid and other current assets, a $153,000 decrease in short term debt, a $49,000 decrease in accrued expenses and a $30,000 increase in cash, partially offset by a $1,271,000 decrease in accounts receivable.

During the second quarter of 2002, the Company received a funding waiver from the Internal Revenue Service for the $855,000 payment due to its defined benefit plan for the year ended November 30, 2001, conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2002 and November 30, 2003. The Company had notified the Pension Benefit Guarantee Corporation that the Company intended to make the $1,262,000 contribution for the plan year ending November 30, 2002 by the final due date of August 15, 2003, instead of on a quarterly basis. During the first quarter of 2003, the Company requested a partial funding waiver from the Internal Revenue Service for $1,030,000 of the $1,262,000 payment due for the plan year ending November 30, 2002.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $2,339,000, the funding requirement for the defined benefit plan of $1,262,000 for the plan year ending November 30, 2002, the lack of sales growth, and the overall risks associated with the fiscal 2003 plan may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's belief that cash flows generated from operations and available incremental borrowings will be sufficient to meet the Company's liquidity needs during fiscal 2003. Management has also identified a number of additional expense reductions possible in 2003, including the deferral of certain planned personnel replacements or additions, the deferral of certain planned marketing expenses, reduced product costs through materials substitutions, and decreased usage of certain operating supplies. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

Cash provided by operating activities was $1,291,000 in 2002, as compared to cash provided of $3,132,000 in 2001. The major factors contributing to cash provided by operating activities were depreciation and amortization of $2,973,000, a decrease in accounts receivable of $1,488,000, a $319,000 increase in pension obligation, an increase in accrued expenses of $239,000, and net income of $101,000, partially offset by a decrease in accounts payable of $2,565,000, an increase in inventory of $866,000, a $210,000 increase in prepaid expenses, a $131,000 gain on the disposal of plant assets, a $26,000 increase in other assets, and a $103,000 decrease in other liabilities. This operating cash flow, additional short term borrowings of $35,000, and cash provided through the sale of plant assets and sale/leaseback of plant assets totaling $191,000 were used to pay off term debt and capital leases of $1,049,000, and for capital expenditures of $376,000.

Cash generated from operating activities was $3,132,000 in 2001, as compared to $2,955,000 in 2000. The major factors contributing to cash from operating activities were a decrease in inventory of $3,371,000, largely at Plymouth Tapes, depreciation and amortization of $3,053,000, an increase in accounts payable of $1,590,000, an increase in accrued expenses of $568,000, a $95,000 increase in pension obligations, a decrease in prepaid expenses of $150,000, an increase in environmental reserves of $89,000, and $84,000 of other increases in cash, partially offset by a net loss of $2,899,000, and an increase in accounts receivable of $2,930,000, and an increase in other assets of $39,000. This operating cash flow was used to pay off term debt and capital leases of $2,138,000, to reduce borrowings under the Company's revolving line of credit by $338,000, and for capital expenditures of $644,000.

During the first quarter of 2001 and the third quarter of 2002, the Company was contacted by the American Stock Exchange (AMEX) regarding minimum listing requirements on the number of public Class A common stockholders (200), and the aggregate market value of the publicly held Class A common stock ($1,000,000). In 2001 the Company met with AMEX representatives and believes that it meets the minimum number of public Class A stockholders. The Company is reviewing various options regarding the aggregate market value of the publicly held Class A common stock.

A summary of the Company's cash requirements related to its outstanding long term debt and future minimum lease payments is as follows:

                                                 Operating
                                                   Lease
Fiscal Year:                 Long Term Debt      Commitments          Total
                             --------------      -----------       -----------
    2003..............         $ 1,536,000        $  556,000       $ 2,092,000
    2004..............           1,630,000           535,000         2,165,000
    2005 .............           5,771,000           296,000         6,067,000
    2006 .............             606,000            95,000           701,000
    2007 .............             663,000                --           663,000
    Thereafter .......             302,000                --           302,000
                               -----------        ----------       -----------

Total.................         $10,508,000        $1,482,000       $11,990,000
                               ===========        ==========       ===========

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements. Certain accounting policies are important to the portrayal of the Company's financial condition and results of operations, and require management's subjective judgments. These policies relate to the deferred tax asset valuation allowance, inventory reserves, provision for doubtful accounts receivable and impairment of long lived assets.

Recognition of a deferred tax asset is dependent on generating sufficient future taxable income prior to the expiration of the tax loss or credit carryforward. The Company has taken a full valuation allowance for this tax benefit in accordance with the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Should the Company's liquidity situation improve, the amount of the deferred tax asset considered realizable could be increased and could result in a credit to income tax expense in the period such determination was made.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon the difference between the cost of the inventory and the estimated net realizable value, based upon assumptions about future demand and market pricing. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company periodically reviews the aging of accounts receivable to identify potentially uncollectible accounts and establishes a reserve based on experience and discussion with customers. Actual write-offs could differ from bad debt reserves.

The Company reviews long-lived assets annually or whenever events of circumstances indicate that the carrying amounts of the asset may not be recoverable in accordance with SFAS No.121. Impaired assets are written down to their estimated fair value based on the best information available to the Company.

ENVIRONMENTAL

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $774,000 as of November 29, 2002 to cover future environmental expenditures related to these claims, which is net of $471,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of November 29, 2002 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment, containment, and remediation. The Company has accrued $310,000 as of November 29, 2002 to cover estimated future environmental cleanup expenditures, which is net of $928,000 payments made to date. Actual future costs may be different from the amount accrued for as of November 29, 2002.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 (FAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt, FAS 44, accounting for Intangible Assets of Motor Carriers, and FAS 64 (an amendment of FAS 4), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision will be effective for fiscal years beginning after December 15, 2002. FAS 145 also amends FAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment to FAS 13 and other technical amendments will be effective for all transactions occurring and financial statements issued after May 15, 2002. The Company is in the process of assessing the impact of the adoption of FAS 145.

In June 2002, the FASB issued Statement No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which eliminates Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 applies to costs associated with an exit activity including:(a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract (one-time termination benefit); (b) costs to terminate a contract that is not a capital lease; and (c) costs to consolidate facilities or relocate employees. FAS 146 requires that these liabilities be recognized and measured initially at fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions on FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of assessing the impact of the adoption of FAS 146.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of the FASB Statement No. 5 (FAS 5), Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many of those arrangements does not receive separately identifiable up-front payment (e.g., a premium) for issuing the guarantee. Prior to FIN 45, many guarantors did not recognize an initial liability for such embedded guarantees. Now, however, they are required to recognize a liability at fair value upon issuance of the guarantees, regardless of whether they receive a separate premium for doing so. The Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. For guarantees issued or modified after December 31, 2002, significant new disclosure requirements are effective beginning with 2002 calendar year-end financial statements, including a requirement to disclose the maximum amount of future payments that an entity might need to make under a guarantee and a reconciliation of during the period in their product warranty liabilities. The Company is in the process of assessing the impact of the adoption of FIN 45.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123 (FAS 148). As the title of the standard implies, it is fairly limited in its scope, however it will have implications for all entities that issue stock-based compensation to their employees. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company is in the process of assessing the impact of the adoption of FAS 148.

SAFE HARBOR STATEMENT

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecast or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, changes in interest rates, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company include: risk of recession in the economies and /or markets in which its products are sold, risk of the Company's working capital lender and real estate lender demanding payment of outstanding balances, risk of not receiving waiver from the government on the required contribution into the pension plan, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, cost of raw materials, and pricing pressures from competitors and customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 29, 2002, the carrying value of Company's debt totaled $23.8 million which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At November 29, 2002, the Company had fixed rate debt of $9.8 million and variable rate debt of $14.0 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $228,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $140,000, holding other variables constant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         PLYMOUTH RUBBER COMPANY, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                          PAGE

Report of Independent Accountants ......................................   15

Consolidated Balance Sheet at November 29, 2002 and November 30, 2001 .. 16 - 17

Consolidated Statement of Operations and Retained Earnings (Deficit)
   for each of the three years in the period ended November 29, 2002 ...   18

Consolidated Statement of Comprehensive Income (Loss) for each of
   the three years in the period ended November 29, 2002 ...............   19

Consolidated Statement of Cash Flows for each of the three years
  in the period ended November 29, 2002 ................................   20

Notes to Consolidated Financial Statements ............................. 21 - 41

Reserves (Schedule II) .................................................   47

The financial statement schedule should be read in conjunction with the financial statements. Schedules not included with this financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Plymouth Rubber Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings (deficit), comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Plymouth Rubber Company, Inc. and its subsidiaries at November 29, 2002 and November 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not included any adjustments that might result from the outcome of this uncertainty.


Boston, Massachusetts
February 12, 2003

                         PLYMOUTH RUBBER COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                            November 29,           November 30,
                                               2002                   2001
                                            ------------           ------------

Cash ...................................    $     37,000           $      7,000
Accounts receivable, less allowance for
  doubtful accounts of $397,000 and
  $422,000 at November 29, 2002 and
  November 30, 2001, respectively ......      11,366,000             12,637,000
Inventories:
  Raw materials ........................       3,481,000              3,540,000
  Work in process ......................       1,799,000              1,870,000
  Finished goods .......................       6,361,000              5,207,000
                                            ------------           ------------
  Total inventories ....................      11,641,000             10,617,000
                                            ------------           ------------
Prepaid expenses and other current assets        984,000                772,000
                                            ------------           ------------
  Total current assets .................      24,028,000             24,033,000
                                            ------------           ------------

PLANT ASSETS:
   Land ................................         551,000                505,000
   Buildings ...........................       6,371,000              6,263,000
   Machinery and equipment .............      40,697,000             40,886,000
   Construction in progress ............           8,000                   --
                                            ------------           ------------
                                              47,627,000             47,654,000
   Less:  Accumulated depreciation .....     (26,199,000)           (23,801,000)
                                            ------------           ------------
     Total plant assets, net ...........      21,428,000             23,853,000
                                            ------------           ------------
  Other long-term assets ...............         790,000                772,000
                                            ------------           ------------
                                            $ 46,246,000           $ 48,658,000
                                            ============           ============

                             The accompanying notes
        are an integral part of these Consolidated Financial Statements.

                         PLYMOUTH RUBBER COMPANY, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            November 29,           November 30,
                                               2002                   2001
                                            ------------           ------------

CURRENT LIABILITIES:
  Revolving line of credit ...............  $ 13,314,000           $ 13,467,000
  Trade accounts payable .................     7,035,000              9,474,000
  Accrued expenses .......................     4,482,000              4,531,000
  Current portion of long-term borrowings      1,536,000             10,222,000
                                            ------------           ------------
    Total current liabilities ............    26,367,000             37,694,000
                                            ------------           ------------

LONG-TERM LIABILITIES:
  Borrowings .............................     8,972,000                830,000
  Pension obligation .....................     5,115,000              3,253,000
  Deferred tax liability .................       119,000                107,000
  Other ..................................     2,611,000              2,625,000
                                            ------------           ------------
    Total long-term liabilities ..........    16,817,000              6,815,000
                                            ------------           ------------

COMMITMENTS AND CONTINGENCIES
   (Notes 2, 9 and 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, $10 par value,
    authorized 500,000 shares; no shares
    issued and outstanding ...............          --                     --
  Class A voting common stock, $1 par
    value, 1,500,000 shares authorized,
    810,586 shares issued and outstanding
    at November 29, 2002 and November
    30, 2001 .............................       810,000                810,000
  Class B non-voting common stock, $1 par
    value, 3,500,000 shares authorized,
    1,281,304 shares issued and 1,248,390
    shares outstanding at November 29,
    2002 and November 30, 2001 ...........     1,281,000              1,281,000
  Paid-in capital ........................     9,084,000              9,084,000
  Retained earnings (deficit) ............    (4,227,000)            (4,328,000)
  Accumulated other comprehensive loss:
    Cumulative translation adjustment ....      (171,000)              (279,000)
    Minimum pension liability, net of tax     (3,530,000)            (2,234,000)
                                            ------------           ------------
                                               3,247,000              4,334,000
  Less: Treasury stock at cost (32,914
    shares at November 29, 2002 and
    November 30, 2001) ...................      (185,000)              (185,000)
                                            ------------           ------------
                                               3,062,000              4,149,000
                                            ------------           ------------
                                            $ 46,246,000           $ 48,658,000
                                            ============           ============

                             The accompanying notes
        are an integral part of these Consolidated Financial Statements.

                         PLYMOUTH RUBBER COMPANY, INC.

      CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                                    Year Ended
                                                              ----------------------------------------------------
                                                               November 29,        November 30,        December 1,
                                                                   2002                2001                2000
                                                               ------------        ------------        -----------
Revenues:
  Net sales ................................................   $ 65,259,000       $ 66,498,000        $ 74,392,000
                                                               ------------       ------------        ------------
Costs and Expenses:
  Cost of products sold ....................................     51,729,000         54,802,000          60,153,000
  Selling, general and administrative ......................     11,770,000         12,382,000          14,184,000
                                                               ------------       ------------        ------------
                                                                 63,499,000         67,184,000          74,337,000
                                                               ------------       ------------        ------------
Operating income (loss) ....................................      1,760,000           (686,000)             55,000
Interest expense ...........................................     (2,026,000)        (2,298,000)         (2,342,000)
Foreign currency exchange gain (loss) ......................         64,000            (25,000)           (110,000)
Other income, net ..........................................        178,000             99,000             110,000
                                                               ------------       ------------        ------------
Loss before income taxes ...................................        (24,000)        (2,910,000)         (2,287,000)
Provision for (benefit from) income taxes ..................       (125,000)           (11,000)          1,702,000
                                                               ------------       ------------        ------------
Net income (loss) ..........................................        101,000         (2,899,000)         (3,989,000)
Retained earnings (deficit) at beginning of year ...........     (4,328,000)        (1,311,000)          2,678,000
Treasury stock issued ......................................           --             (118,000)               --
                                                               ------------       ------------        ------------
Retained earnings (deficit) at end of year .................   $ (4,227,000)      $ (4,328,000)       $ (1,311,000)
                                                               ============       ============        ============

PER SHARE DATA:
BASIC EARNINGS (LOSS) PER SHARE:
  Net income (loss) ........................................   $       0.05       $      (1.42)       $      (1.95)
                                                               ============       ============        ============
  Weighted average number of shares outstanding ............      2,058,976          2,042,411           2,041,481
                                                               ============       ============        ============

DILUTED EARNINGS (LOSS) PER SHARE:
  Net income (loss) ........................................   $       0.05       $      (1.42)       $      (1.95)
                                                               ============       ============        ============
  Weighted average number of shares outstanding ............      2,105,857          2,042,411           2,041,481
                                                               ============       ============        ============

                             The accompanying notes
        are an integral part of these Consolidated Financial Statements.

                         PLYMOUTH RUBBER COMPANY, INC.

             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                                                    Year Ended
                                                              ----------------------------------------------------
                                                               November 29,        November 30,        December 1,
                                                                   2002                2001                2000
                                                               ------------        ------------        -----------

Net income (loss) ..........................................   $    101,000       $ (2,899,000)       $ (3,989,000)
                                                               ------------       ------------        ------------
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments ...............        108,000             12,000            (112,000)
    Minimum pension liability adjustment ...................     (1,296,000)        (2,234,000)               --
                                                               ------------       ------------        ------------
Other comprehensive income (loss) ..........................     (1,188,000)        (2,222,000)           (112,000)
                                                               ------------       ------------        ------------
Comprehensive income (loss) ................................   $ (1,087,000)      $ (5,121,000)       $ (4,101,000)
                                                               ============       ============        ============

                             The accompanying notes
        are an integral part of these Consolidated Financial Statements.

                         PLYMOUTH RUBBER COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Year Ended
                                                              ----------------------------------------------------
                                                               November 29,        November 30,        December 1,
                                                                   2002                2001                2000
                                                               ------------        ------------        -----------
CASH FLOWS RELATING TO OPERATING ACTIVITIES:
  Net income (loss) ........................................   $    101,000       $ (2,899,000)       $ (3,989,000)
  Adjustments to reconcile net income (loss), to
       net cash provided by operating activities:
    Depreciation and amortization ..........................      2,973,000          3,053,000           2,788,000
    Gain on disposal of plant assets .......................       (131,000)              --                  --
    Provision for environmental reserves ...................         72,000             89,000             351,000
    Deferred income tax expense ............................           --                 --             2,378,000
    Amortization of deferred compensation ..................           --               38,000              38,000
    Other ..................................................           --               24,000                --
  Changes in assets and liabilities:
    Accounts receivable ....................................      1,488,000         (2,930,000)          2,148,000
    Inventory ..............................................       (866,000)         3,371,000             490,000
    Prepaid expenses and other current assets ..............       (210,000)           150,000             (16,000)
    Other assets ...........................................        (26,000)           (39,000)             88,000
    Trade accounts payable .................................     (2,565,000)         1,590,000           1,007,000
    Accrued expenses .......................................        239,000            568,000          (1,748,000)
    Other liabilities ......................................       (103,000)            22,000            (189,000)
    Pension obligation .....................................        319,000             95,000            (391,000)
                                                               ------------       ------------        ------------
Net cash provided by operating activities ..................      1,291,000          3,132,000           2,955,000
                                                               ------------       ------------        ------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Capital expenditures .....................................       (376,000)          (644,000)         (4,827,000)
  Proceeds from sale of plant assets .......................        131,000               --                  --
  Sale/leaseback of plant assets ...........................         60,000               --                  --
                                                               ------------       ------------        ------------
Net cash used in investing activities ......................       (185,000)          (644,000)         (4,827,000)
                                                               ------------       ------------        ------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Net (decrease )increase in revolving line of credit ......         35,000           (338,000)          1,112,000
  Proceeds from term debt ..................................           --                 --             4,095,000
  Payments of term debt ....................................       (869,000)        (1,677,000)         (2,814,000)
  Payments on capital leases ...............................       (180,000)          (461,000)           (504,000)
  Payments on treasury stock purchase ......................           --                 --               (68,000)
  Proceeds from exercises of options .......................           --                 --                 2,000
                                                               ------------       ------------        ------------
Net cash provided by (used in) financing activities ........     (1,014,000)        (2,476,000)          1,823,000
                                                               ------------       ------------        ------------
Effect of exchange rate changes on cash ....................        (62,000)            (9,000)             53,000
                                                               ------------       ------------        ------------
Net change in cash .........................................         30,000              3,000               4,000
Cash at the beginning of the year ..........................          7,000              4,000                --
                                                               ------------       ------------        ------------
Cash at the end of the year ................................   $     37,000       $      7,000        $      4,000
                                                               ============       ============        ============

                                  Supplemental Disclosure of Cash Flow Information

Cash paid for interest .....................................   $  2,042,000       $  2,157,000        $  2,367,000
                                                               ============       ============        ============
Cash paid for income taxes .................................   $     44,000       $     16,000        $    431,000
                                                               ============       ============        ============

                             The accompanying notes
        are an integral part of these Consolidated Financial Statements.

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

E. PLANT ASSETS -- Plant assets are stated at cost for purchased assets and at the lesser of the present value of minimum lease payments or fair value for capital lease assets. Additions, renewals and betterments of plant assets, unless those of relatively minor amounts, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight-line method based upon the estimated useful lives of 15-45 years for buildings and 3-14 years for machinery and equipment. Capital leases are depreciated over the shorter of the estimated useful life or the life of the lease. The cost and related accumulated depreciation of fully depreciated and disposed assets are removed from the accounts. The Company reviews long-lived assets annually or whenever events of circumstances indicate that the carrying amounts of the asset may not be recoverable in accordance with SFAS No. 121. Any impaired assets are written down to their estimated fair value based on the best information available to the Company. The Company wrote off approximately $0.8 million and $1.1 million of fully depreciated plant assets in 2002 and 2001, respectively.

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

L. FOREIGN CURRENCIES -- The U.S. dollar is the functional currency for the Company's Brite-Line and U.S. tape operations. For these operations, all gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations. The Company operates a wholly-owned tape subsidiary in Spain which accounted for approximately 11.4% of the Company's revenues in fiscal 2002. The functional currency of this subsidiary is the Euro. The balance sheet is translated at year end exchange rates and the statement of operations at weighted average exchange rates. Changes in the Euro exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations.

M. ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS - In accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"), the Company classifies shipping and handling fees as revenues and shipping and handling costs as part of selling, general and administrative expenses. Shipping and handling costs were $2,409,000, $2,603,000 and $2,952,000 in 2002, 2001 and 2000,
    respectively.

N. ACCOUNTING FOR DERIVATIVES--Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, was effective for the Company as of December 2, 2000. FAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. FAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of derivative instruments that receive hedge accounting. The Company did not hold any derivative positions for the years ended November 29, 2002, and November 30, 2001.

O. USE OF ESTIMATES -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

P. RECLASSIFICATIONS - Certain reclassifications of prior year balances have been made to conform to the current presentation.

Q. BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS--In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective December 1, 2001. As of November 29, 2002, the Company had unamortized goodwill of approximately $402,000, which is subject to the provisions of FAS 142. The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

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

T. STATEMENT OF FINANCIAL ACCOUNTING STATEMENT NO. 145--In April 2002, the FASB issued Statement No. 145 (FAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt, FAS 44, accounting for Intangible Assets of Motor Carriers, and FAS 64 (an amendment of FAS 4), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision will be effective for fiscal years beginning after December 15, 2002. FAS 145 also amends FAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment to FAS 13 and other technical amendments will be effective for all transactions occurring and financial statements issued after May 15, 2002. The Company is in the process of assessing the impact of the adoption of FAS 145.

U. ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES--In June 2002, the FASB issued Statement No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which eliminates Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 applies to costs associated with an exit activity including:(a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract (one-time termination benefit); (b) costs to terminate a contract that is not a capital lease; and (c) costs to consolidate facilities or relocate employees. FAS 146 requires that these liabilities be recognized and measured initially at fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions on FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of assessing the impact of the adoption of FAS 146.

V. ACCOUNTING FOR STOCK BASED COMPENSATION--On December 31, 2002, the Financial Accounting Standards Board (FASB or the Board) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123 (FAS
    148). As the title of the standard implies, it is fairly limited in its scope, however it will have implications for all entities that issue stock-based compensation to their employees. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. . The Company is in the process of assessing the impact of the adoption of FAS 148.

W. FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 45--In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of the FASB Statement No. 5 (FAS 5), Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many of those arrangements does not receive separately identifiable up-front payment (e.g., a premium) for issuing the guarantee. Prior to FIN 45, many guarantors did not recognize an initial liability for such embedded guarantees. Now, however, they are required to recognize a liability at fair value upon issuance of the guarantees, regardless of whether they receive a separate premium for doing so. The Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. For guarantees issued or modified after December 31, 2002, significant new disclosure requirements are effective beginning with 2002 calendar year-end financial statements, including a requirement to disclose the maximum amount of future payments that an entity might need to make under a guarantee and a reconciliation of during the period in their product warranty liabilities. The Company is in the process of assessing the impact of the adoption of FIN 45.

NOTE 2 -- GOING CONCERN, BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS

GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $2,339,000, the funding requirement for the defined benefit plan of $1,262,000 for the plan year ending November 30, 2002, the lack of sales growth, and the overall risks associated with the fiscal 2003 plan may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's belief that cash flows generated from operations and available incremental borrowings will be sufficient to meet the Company's liquidity needs during fiscal 2003. Management has also identified a number of additional expense reductions possible in 2003, including the deferral of certain planned personnel replacements or additions, the deferral of certain planned marketing expenses, reduced product costs through materials substitutions, and decreased usage of certain operating supplies. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

BORROWING ARRANGEMENTS AND FINANCING COMMITMENTS

In November 2002 the Company completed the restructuring of its term debt. Under the revised agreements, the term debt lenders (1) reduce principal payments from approximately $9.2 million to $4.1 million for the period April 1, 2002 through September 20, 2005; (2) establish the maturity dates of the remaining debt of approximately $4.5 million on October 1, 2005, and $1.3 million between October 1, 2005 and May 1, 2008; (3) eliminate all financial covenants; (4) waive existing defaults; and (5) rescind prior demands for accelerated payments. As part of the restructuring, the Company entered into Mortgage and Assignment of Leases and Rents, Security Agreement, Trademark Security Agreement and Patent Security Agreement (the "Security Agreements") with its lenders to secure performance of its obligations. Under the Security Agreements, the Company granted its (term debt) lenders (1) a subordinated mortgage on its manufacturing facility in Canton, Massachusetts and (2) security interests in all of its patents, trademarks, intangibles, accounts, fixtures, products and proceeds.

The restructured term debt agreements contain a provision beginning for the fiscal year ending November 2003 and continuing for each fiscal year thereafter, for annual payments of 25% of "Free Cash Flow". Free Cash Flow means the amount obtained by subtracting (a) the sum of (1) interest expense,
(2) principal payments of debt paid, (3) non-financed capital expenditures, (4) federal and state income tax payments, (5) pension contributions payments, (6) environmental payments against reserves, from (b) EBITDA. Payments of Free Cash Flow are to be shared by the term debt lenders and are to be applied to outstanding principal on the term debt.

In addition, the revised agreement with the Company's primary term debt lender contains a provision, which allows for extended principal payments of the approximately $4.5 million due October 1, 2005. This provision requires that the Company demonstrate to the lender that (1) the senior lien priority of the mortgage on the Company's real property is limited to $2.0 million; and (2) that the appraised fair market value of the real property subject to the mortgage is not less that $2.5 million. If these conditions are satisfied to the lender satisfaction, then the $4.5 million of principal due October 1, 2005 will have extended maturity dates from April 1, 2006 to April 1, 2011.

The revolving line of credit and term debt of the Company consisted of the following as of:

                                                                                November 29,         November 30,
                                                                                    2002                 2001
                                                                               ----------------     ----------------
Short-term borrowings under a revolving line of credit, secured by a first interest in accounts receivable, inventory, certain equipment and certain other personal property with interest charged at prime plus 1%. At November 29, 2002, the Company had approximately $1,200,000 in borrowing availability on its revolving line of credit. The interest rate at November 29, 2002 was
5.25 % ........................................................................    $10,741,000           $10,980,000

Term debt, in the original principal amount of $3,000,000, with a month to month renewal term, secured by a first interest in real property. Monthly
Principal payments of $50,000 plus interest at prime plus 1% are required
The interest rate at November 29, 2002 was 5.25 % .............................      1,200,000             1,550,000

Short-term borrowings with three Spanish Banks and a German Bank with interest rates ranging from 4.30% to 6.25% at November 29, 2002. Principal
amount 1,381,000 euros (approximately $1,373,000) at November 29, 2002 ........      1,373,000               937,000
                                                                                   -----------           -----------
                                                                                   $13,314,000           $13,467,000
                                                                                   ===========           ===========

Term debt, in the original principal amount of $2,228,000, with interest at
9.50%, due May 2008, secured by a first interest in certain equipment .........    $ 2,228,000           $      --

Term debt, in the original principal amount of $3,710,000, with interest at
8.04%, due October 2005, secured by a first interest in certain equipment .....      1,705,000             1,790,000

Term debt, in the original principal amount of $4,050,000, with interest at
8.54%, due October 2005, secured by a first interest in certain equipment .....      2,414,000             2,485,000

Term debt, in the original principal amount of $550,000, with interest at
8.75%, due October 2005, secured by a first interest in certain equipment .....        420,000               431,000

Term debt, in the original principal amount of $1,469,979, with interest at
9.56%, due October 2005, secured by a first interest in certain equipment .....      1,264,000             1,291,000

Term debt, in the original amount of $1,104,077, with interest at 8.98%,
due October 2005, secured by a first interest in certain equipment ............        978,000               999,000

Term debt, in the original principal amount of $450,000, with due interest at
7.75%, due October 2005, secured by a first interest in certain equipment .....        180,000               268,000

Term debt, in the original principal amount of 1,502,000 euros, due April 2007, secured by a first interest in real property. With interest at the one-year
Madrid inter-bank market rate (MIBOR) plus 1.25%, adjusted
quarterly. The interest rate at November 29, 2002 was 5.25% ...................        672,000               733,000

Term debt, in the original principal amount of $1,339,000, with interest at
7.1%, due April 2004, secured by a first interest in certain equipment ........           --                 794,000

Term debt, in the original principal amount of $868,000, with interest at
8.39%, due November 2004, secured by a first interest in certain equipment ....           --                 618,000

Term debt, in the original principal amount of $810,250, with interest at
9.11 %, due June 2005, secured by a first interest in certain equipment .......           --                 676,000

Term debt, in the original principal amount of $161,313, with interest at
9.05%, due September 2005, secured by a first interest in certain equipment ...           --                 139,000

Term debt, in the original principal amount of 225,000 euros with interest
at 8.0% due January 2002 ......................................................           --                  72,000

Capital lease obligations (see Note 9) ........................................        647,000               756,000
                                                                                   -----------           -----------
                                                                                    10,508,000            11,052,000
Less current portion ..........................................................      1,536,000            10,222,000
                                                                                   -----------           -----------
                                                                                   $ 8,972,000           $   830,000
                                                                                   ===========           ===========

During the fiscal year, one of the Company's debt lenders was acquired by another financial institution. As a result, at the year ended November 29, 2002 a single term note has replaced four individual term notes.

Maturities of long-term obligations in the next five years are: 2003 - $1,536,000; 2004 - $1,630,000; 2005 - $5,771,000; 2006 - $606,000; 2007 -
$663,000; and thereafter - $302,000.

NOTE 3 -- INCOME TAXES

Income (loss) before taxes consists of the following:

                                                Year Ended
                           ---------------------------------------------------
                            November 29,        November 30,        December 1,
                                2002               2001               2000
                            ------------        ------------        -----------
  U.S. ................      $(263,000)         $(2,869,000)       $(2,413,000)
  Foreign..............        239,000              (41,000)           126,000
                             ---------          -----------        -----------
  Total                      $ (24,000)         $(2,910,000)       $(2,287,000)
                             =========          ===========        ===========

The provision (benefit) for income taxes consists of the following:

                                                Year Ended
                           ---------------------------------------------------
                            November 29,        November 30,        December 1,
                                2002               2001               2000
                            ------------        ------------        -----------
Current:
  Federal ...............    $(187,000)         $      --          $  (658,000)
  State .................         --                   --              (66,000)
  Foreign ...............       62,000              (11,000)            48,000
                             ---------          -----------        -----------
                              (125,000)             (11,000)          (676,000)
                             ---------          -----------        -----------
Deferred:
  Federal ...............         --                   --            1,787,000
  State .................         --                   --              591,000
                             ---------          -----------        -----------
                                  --                   --            2,378,000
                             ---------          -----------        -----------
Total ...................    $(125,000)         $   (11,000)       $ 1,702,000
                             =========          ===========        ===========

The components of the net deferred tax asset (liability) are as follows:

                                             November 29,          November 30,
                                                 2002                  2001
                                             ------------          ------------
Deferred tax assets:
Pension obligations ....................    $  2,673,000           $  1,995,000
Federal and state NOL carryforwards ....       1,746,000              1,754,000
Environmental reserves .................         455,000                455,000
AMT credit carryfoward .................         246,000                433,000
Postretirement benefits ................         435,000                410,000
State investment tax credit (ITC)
  carryforwards ........................         357,000                382,000
Other reserves .........................       1,176,000                882,000
                                            ------------           ------------
Total gross deferred tax assets ........       7,088,000              6,311,000
Valuation allowance ....................      (5,226,000)            (4,471,000)
                                            ------------           ------------
                                               1,862,000              1,840,000
Deferred tax liability:
Plant assets ...........................      (1,981,000)            (1,947,000)
                                            ------------           ------------
      Net deferred tax asset (liability)    $   (119,000)          $   (107,000)
                                            ============           ============

In accordance with the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (FAS 109), management performed an analysis of the realizability of its deferred tax assets. FAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company increased the valuation allowance for deferred tax assets by $755,000 and $2,004,000 in 2002 and 2001, respectively. Such an increase was deemed necessary as the net deferred tax asset balance at November 29, 2002 and November 30, 2001 could not be carried back to recover taxes paid in previous years and will not be offset by the reversal of future taxable differences. Also, the Company's liquidity situation at November 29, 2002 and November 30, 2001 provides significant negative evidence regarding the ability to generate sufficient taxable income in the future to recover these assets.

A reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations for the years ended November 29, 2002, November 30, 2001, and December 1, 2000, is as follows:

                                                Year Ended
                           ---------------------------------------------------
                            November 29,        November 30,        December 1,
                                2002               2001               2000
                            ------------        ------------        -----------
Tax (benefit) computed at
  statutory rate ........    $  (8,000)         $  (989,000)       $  (778,000)
State income taxes, net
  of federal income tax
  benefit ...............     (333,000)            (154,000)          (166,000)
Expired federal investment
  tax credit ............         --                   --              327,000
Recovery of federal tax
  credit ................     (187,000)                --                 --
State investment tax
  credit ................      (25,000)                --                 --
Valuation allowance .....      435,000            1,127,000          2,387,000
Rate differential
  attributable to foreign
  operations ............      (19,000)               1,000              5,000
Other ...................       12,000                4,000            (73,000)
                             ---------          -----------        -----------
                             $(125,000)         $   (11,000)       $ 1,702,000
                             =========          ===========        ===========
Effective income tax rate       (520.8)%               (0.4)%            (74.4)%

During 2002 and 2001, the Company recorded a $3,530,000 and $2,234,000 minimum pension liability and a full valuation allowance on the related deferred tax asset of $1,386,000 and $877,000. These amounts are included in Other Comprehensive Income (Loss) for the year ended November 29, 2002 and November 30, 2001, respectively.

NOTE 4 -- ACCRUED EXPENSES

The Company's accrued expenses consist of the following:

                                             November 29,          November 30,
                                                2002                  2001
                                             ------------          ------------

Accrued payroll and related benefits ...    $    972,000           $    970,000
Accrued pension contributions ..........       1,250,000              1,497,000
Other ..................................       2,260,000              2,064,000
                                            ------------           ------------
                                            $  4,482,000           $  4,531,000
                                            ============           ============

NOTE 5 -- RETIREMENT AND OTHER BENEFIT PLANS

The Company has a non-contributory, defined benefit pension plan and a contributory, defined contribution profit sharing plan, covering substantially all employees. The Company's defined benefit pension plan provides benefits for stated amounts for each year of service through fiscal 1996 after which time benefits have been frozen. The Company's funding policy for the pension plan is to make contributions at least equal to the minimum required by the applicable regulations. The Company's defined contribution profit sharing trust allocates Company contributions based upon a combination of annual pay and employee elective deferral of pay. The Company may make a discretionary contribution to the profit sharing trust. During 2002, 2001 and 2000, the Company did not accrue for any profit sharing contribution.

The following table provides reconciliation of changes in benefit obligations and fair value of plan assets. In addition, this table shows the plan's funded status and the amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plan.

                                             November 29,          November 30,
                                                2002                  2001
                                             ------------          ------------
RECONCILIATION OF BENEFIT OBLIGATION:
  Benefit obligation at beginning of year   $ 12,996,000           $ 11,911,000
  Interest cost ........................         757,000                832,000
  Benefit payments .....................      (1,215,000)            (1,266,000)
  Actuarial (gain) loss ................         474,000              1,519,000
                                            ------------           ------------
  Benefit obligation at end of year ....    $ 13,012,000           $ 12,996,000
                                            ============           ============
RECONCILIATION OF FAIR VALUE OF PLAN
  ASSETS:
  Fair value at beginning of year ......    $  8,247,000           $  9,747,000
  Actual return on plan assets .........        (385,000)              (234,000)
  Employer contributions ...............            --                     --
  Benefit payments .....................      (1,215,000)            (1,266,000)
                                            ------------           ------------
  Fair value at end of year ............    $  6,647,000           $  8,247,000
                                            ============           ============
FUNDED STATUS:
  Funded status ........................    $ (6,365,000)          $ (4,749,000)
  Unrecognized (gain) loss .............       3,530,000              2,234,000
                                            ------------           ------------
  Net amount recognized ................    $ (2,835,000)          $ (2,515,000)
                                            ============           ============

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET:
  Accrued pension cost .................    $ (6,365,000)          $ (4,749,000)
  Accumulated other comprehensive loss .       3,530,000              2,234,000
                                            ------------           ------------
  Net amount recognized ................    $ (2,835,000)          $ (2,515,000)
                                            ============           ============

Net periodic pension expense (income) for the pension plan for the years ended November 29, 2002, November 30, 2001 and December 1, 2000, is as follows:

                                                Year Ended
                           ---------------------------------------------------
                            November 29,        November 30,        December 1,
                                2002               2001               2000
                            ------------        ------------        -----------
Service cost ............    $    --            $      --          $      --
Interest cost ...........      758,000              832,000            847,000
Expected return on assets     (686,000)            (730,000)          (845,000)
Amortization of net gain       248,000               (7,000)          (160,000)
                             ---------          -----------        -----------
Net periodic pension
  expense (income) ......    $ 320,000          $    95,000        $  (158,000)
                             =========          ===========        ===========

Key weighted-average assumptions used in the measurement of the Company's defined benefit pension obligation are as follows:

                                                    2002      2001        2000
                                                    ----      ----        ----
Discount rate..............................         5.75%     6.00%       7.25%
Long term rate of return on assets.........         9.00%     8.00%       8.00%

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

                                             November 29,          November 30,
                                                2002                  2001
                                             ------------          ------------
RECONCILIATION OF BENEFIT OBLIGATION:
  Benefit obligation at beginning of year   $    807,000           $    747,000
  Service cost .........................          63,000                 35,000
  Interest cost ........................          61,000                 49,000
  Benefit payments .....................         (60,000)               (78,000)
  Actuarial (gain) loss ................         323,000                 54,000
                                            ------------           ------------
  Benefit obligation at end of year ....    $  1,194,000           $    807,000
                                            ============           ============

RECONCILIATION OF FAIR VALUE OF PLAN
  ASSETS:
  Fair value at beginning  of year .....    $       --             $       --
  Employer contributions ...............          60,000                 78,000
  Benefit payments .....................         (60,000)               (78,000)
                                            ------------           ------------
  Fair value at end of year ............    $       --             $       --
                                            ============           ============

FUNDED STATUS:
  Funded status ........................    $ (1,194,000)          $   (807,000)
  Unrecognized gain (loss) .............         158,000               (165,000)
                                            ------------           ------------
  Accrued postretirement benefit cost ..    $ (1,036,000)          $   (972,000)
                                            ============           ============

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET:
  Accrued benefit obligation ...........    $ (1,036,000)          $   (972,000)
                                            ------------           ------------
  Net amount recognized ................    $ (1,036,000)          $   (972,000)
                                            ============           ============

Key weighted-average assumptions used in the measurement of the Company's postretirement benefit obligation are as follows:

                                  2002               2001               2000
                                  ----               ----               ----
Discount rate...............      5.75%              6.00%              7.25%

For measurement purposes, a 6.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate assumed decreased gradually to 6.0% for 2005 and remains at that level thereafter.

The components of net postretirement expense are as follows:

                                                Year Ended
                            --------------------------------------------------
                            November 29,        November 30,       December 1,
                               2002                2001               2000
                            ------------        ------------       -----------
Service cost ............    $  63,000          $    35,000        $    34,000
Interest cost ...........       61,000               49,000             51,000
Amortization of (gain) loss       --                (10,000)            (8,000)
                             ---------          -----------        -----------
Net periodic postretirement
  expense ...............    $ 124,000          $    74,000        $    77,000
                             =========          ===========        ===========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in the assumed health care cost trend rates would have the following effects:

                                           1-Percentage-        1-Percentage-
                                           Point Increase        Point Decrease
                                           --------------      ----------------

Effect on total of service and interest
  cost components ..........................  $  16,000         $   (13,000)
Effect on postretirement benefit obligation     104,000             (89,000)

NOTE 6 -- COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The Company has authorized a class of preferred stock. To date, no shares have been issued.

Common stock activity was as follows:

                                                  Shares                   Common Stock
                                           --------------------        ----------------------        Paid in         Treasury
                                           Class A      Class B        Class A        Class B         Capital          Stock
                                           -------      -------        -------        -------         -------          -----

Balance at December 3, 1999..........      810,586     1,280,304       $ 810,000     $1,280,000      $9,083,000      $(259,000)

Purchase of treasury shares..........                                                                                  (68,000)
Issuance of Class B common
stock under stock option
plans................................                      1,000                          1,000           1,000
                                           -------     ---------       ---------     ----------      ----------      ---------
Balance at December 1, 2000..........      810,586     1,281,304       $ 810,000     $1,281,000      $9,084,000      $(327,000)
Issuance of treasury shares..........                                                                                  142,000
                                           -------     ---------       ---------     ----------      ----------      ---------
Balance at November 30, 2001.........      810,586     1,281,304       $ 810,000     $1,281,000      $9,084,000      $(185,000)
                                           -------     ---------       ---------     ----------      ----------      ---------
Balance at November 29, 2002.........      810,586     1,281,304       $ 810,000     $1,281,000      $9,084,000      $(185,000)
                                           =======     =========       =========     ==========      ==========      =========

Treasury stock includes 32,914 shares of Class B Common Stock at November 29, 2002 and November 30, 2001, respectively. During fiscal 2001, 22,086 shares of treasury stock were issued to Directors in lieu of cash payment of annual non-employee director retainer fees.

The following table reflects the factors used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.

                                               Year Ended November 29, 2002
                                         ---------------------------------------
                                           Income         Shares       Per Share
                                         (Numerator)   (Denominator)     Amount
                                         -----------   -------------   ---------
BASIS EPS
  Income (loss) available to
    common stockholders ..............   $   101,000     2,058,976      $ 0.05
                                                                        ======
 Effect of dilutive stock options (a)            --         46,881
                                         -----------     ---------

DILUTED EPS
  Income (loss) available to
    common stockholders and
    assumed conversions ..............   $   101,000     2,105,857      $ 0.05
                                         ===========     =========      ======

                                               Year Ended November 30, 2001
                                        ----------------------------------------
                                          (Loss)         Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------   ---------
BASIS EPS
 Income (loss) available to
   common stockholders ..............   $(2,899,000)    2,042,411      $(1.42)
                                                                       ======
 Effect of dilutive stock options (a)
                                              --           --
                                        -----------     ---------

DILUTED EPS
  Income (loss) available to
    common stockholders and
    assumed conversions .............   $(2,899,000)    2,042,411      $(1.42)
                                        ===========     =========      ======

                                                Year Ended December 1, 2000
                                        ----------------------------------------
                                          (Loss)         Shares       Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------   ---------
BASIS EPS
  Income (loss) available to
    common stockholders .............   $(3,989,000)    2,041,481      $(1.95)
                                                                       ======
 Effect of dilutive stock options (a)         --           --
                                        -----------     ---------

DILUTED EPS
  Income (loss) available to
    common stockholders and
    assumed conversions .............   $(3,989,000)    2,041,481      $(1.95)
                                        ===========     =========      ======

(a) Options for 413,181, 380,729, and 335,520 shares of common stock were outstanding at November 29 2002, November 30 2001 and December 1, 2000, respectively, but were not included in computing diluted earnings (loss) per share in each of the respective periods because their effects were anti-dilutive. In addition, options for 100,667 and 151,509 shares of common stock were outstanding at November 30, 2001 and December 1, 2000, respectively, but were not included in computing diluted earnings per share because of the net loss.

NOTE 7 -- STOCK OPTION AND STOCK PURCHASE PLANS

The Company established on June 29, 1992, an incentive stock option plan entitled the "1992 Employee Stock Option Plan" (the "1992 Plan"). The 1992 Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 225,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1992 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1992 Plan may authorize variations from the standard terms, options under the 1992 Plan will generally be exercisable in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. The period for granting options under this plan has expired.

On February 1, 1995, the Company established an incentive stock option plan entitled the "1995 Employee Incentive Stock Option Plan" (the "1995 Employee Plan") and a non-employee stock option plan entitled the "1995 Non-employee Directors Stock Option Plan" (the "1995 Director Plan").

The 1995 Employee Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 300,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Employee Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1995 Employee Plan may authorize variations from the standard terms, options under the 1995 Employee Plan will generally be exercised in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At November 29 2002, there were 26,242 options available for grant under this plan.

The 1995 Director Plan authorizes the granting of options only to non-employee directors to purchase an aggregate of 210,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Director Plan may be no less than the fair market value of the shares subject thereto on the date of grant. The 1995 Director Plan provided for automatic grant, to each current non-employee director, of options to purchase 15,000 shares upon approval by the stockholders and to any new non-employee director upon their appointment or election. Although the Board of Directors or Committee administering the 1995 Director Plan may authorize variations from the standard terms, options under the 1995 Director Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. As of November 29, 2002, there were 54,075 options available for grant under this plan.

On February 3, 2002, the Company established an incentive stock option plan entitled the "2002 Stock Incentive Plan" ("the 2002 Plan"). The 2002 Plan authorizes the granting of options to key employees to purchase an aggregate of 300,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 2002 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 2002 Plan may authorize variations from the standard terms, options under the 2002 Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At November 29 2002, there were 116,700 options available for grant under this plan.

On April 26, 2002, the Company established a non-employee stock option plan entitled the "2002 Non-Employee Director Plan" ("the 2002 Director Plan"). The 2002 Director Plan authorizes the granting of options to non-employee directors to purchase an aggregate of 180,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 2002 Director Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 2002 Plan may authorize variations from the standard terms, options under the 2002 Director Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At November 29 2002, there were 96,000 options available for grant under this plan.

A summary of the Company's stock option plans as of November 29, 2002, November 30, 2001, and December 1, 2000, and the changes during the years then ended on those dates are presented below:

                                                                    Weighted
                                                Number of            Average
                                                 Options         Exercise Price
                                               ----------        --------------
Outstanding at December 3, 1999 ........         490,199               5.04
Options granted ........................            --                 --
Options exercised ......................          (1,000)              2.17
Options expired ........................          (3,630)              5.78
                                                --------
Outstanding at December 1, 2000 ........         485,569               5.04
Options granted ........................         159,500               1.27
Options exercised ......................            --                 --
Options expired ........................        (167,330)              6.31
                                                --------
Outstanding at November 30, 2001 .......         477,739               3.33
Options granted ........................         267,300               0.82
Options exercised ......................            --                 --
Options expired ........................        (153,739)              2.21
                                                --------
Outstanding at November 29, 2002 .......         591,300               2.49
                                                ========

                                                                   Weighted
                                                Number of           Average
                                                 Options         Exercise Price
                                               ----------        --------------
Exercisable at December 1, 2000 ........         300,170              $5.54
Exercisable at November 30, 2001 .......         215,564              $4.94
Exercisable at November 29, 2002 .......         250,000              $4.57

The following table summarizes information about all stock options outstanding at November 29, 2002:

                                  Options Outstanding                         Options Exercisable
                   --------------------------------------------------  ----------------------------------
                                         Weighted
                                          Average        Weighted                            Weighted
      Range of           Number          Remaining        Average                            Average
      Exercise         Of Options       Contractual      Exercise          Number            Exercise
       Prices         Outstanding      Life (Years)        Price        Exercisable           Price
    -----------       -------------     ------------     -----------     -----------         ----------
   $0.75 - 0.90           267,300            9            $0.82                --            $  --
    1.25 - 1.38           142,000            8             1.28                71,000          1.28
    4.25 - 4.63            73,800            6             4.55                73,800          4.55
    5.95 - 6.81            58,200            3             6.25                55,200          6.25
    7.12 - 7.75            50,000            2             7.42                50,000          7.42
                       ----------                                            --------
                          591,300                                             250,000
                       ==========                                            ========

The options outstanding at November 29, 2002 expire at various times in 2003 through 2012.

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

                                                Year Ended
                           ----------------------------------------------------
                           November 29,         November 30,        December 1,
                              2002                  2001               2000
                           ------------         ------------        -----------

Net income (loss), as
  reported ..............    $ 101,000          $(2,899,000)       $(3,989,000)
Net income (loss), pro
  forma .................      (91,000)          (3,034,000)        (4,206,000)

Basic EPS, as reported ..         0.05
                                                      (1.42)             (1.95)
Basic EPS, pro forma ....        (0.04)               (1.49)             (2.06)

Diluted EPS, as
  reported ..............         0.05                (1.42)             (1.95)
Diluted EPS, pro
  forma .................    $   (0.04)         $     (1.49)       $     (2.06)

The weighted average fair value of the options granted during the fiscal 2002 and 2001 was $ 0.81 and $1.23 per option, respectively. No options were granted during fiscal 2000.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                      2002            2001
                                                    -----------------------
Expected life (years) ...................                10             10
Expected stock price volatility..........               150 %          150 %
Risk-free interest rate..................              4.00 %         4.00 %

At November 29, 2002 and November 30, 2001, 15,828 shares of the Company's Class B non-voting common stock were reserved for issuance to employees at a purchase price of not less than $1.00 per share under the Company's Executive Incentive Stock Purchase Plan. Shares issued under the plan are restricted as to disposition by the employees, with such restrictions lapsing over periods ranging from five to nine years from the date of issuance. If the participant's employment is terminated during the restricted period, his or her shares are required to be offered to the Company for repurchase at the original purchase price. The restrictions for all shares of stock issued under this plan have lapsed. Repurchased shares totaled 3,720 at November 29, 2002 and at November 30, 2001. During 2002 and 2001, no shares were repurchased or issued throughout the year. At November 29, 2002 and at November 30, 2001, 30,452 shares were outstanding.

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
                                                Year Ended
                           ----------------------------------------------------
                           November 29,         November 30,        December 1,
                              2002                  2001               2000
                           ------------         ------------        -----------
Segment sales to
  unaffiliated customers:
  Plymouth Tapes ........  $56,237,000          $57,553,000        $66,591,000
  Brite-Line Technologies    9,022,000            8,945,000          7,801,000
                           -----------          -----------        -----------
  Consolidated net sales   $65,259,000          $66,498,000        $74,392,000
                           ===========          ===========        ===========
Segment income (loss):
  Plymouth Tapes ........  $   647,000          $(1,581,000)       $  (833,000)
  Brite-Line Technologies    1,113,000              895,000            888,000
                           -----------          -----------        -----------
  Consolidated operating
    income (loss) .......    1,760,000             (686,000)            55,000
  Interest expense ......   (2,026,000)          (2,298,000)        (2,342,000)
  Foreign currency
    exchange gain (loss) .      64,000              (25,000)          (110,000)
  Other income, net .....      178,000               99,000            110,000
                           -----------          -----------        -----------
  Consolidated income
    (loss) before tax ...  $   (24,000)         $(2,910,000)       $(2,287,000)
                           ===========          ===========        ===========
Depreciation and
  amortization:
  Plymouth Tapes ........  $ 2,889,000          $ 2,967,000        $ 2,717,000
  Brite-Line Technologies       84,000               86,000             71,000
                           -----------          -----------        -----------
  Total depreciation and
    amortization ........  $ 2,973,000          $ 3,053,000        $ 2,788,000
                           ===========          ===========        ===========
Assets:
  Plymouth Tapes ........  $42,709,000          $44,559,000        $47,733,000
  Brite-Line Technologies    3,537,000            4,099,000          3,728,000
                           -----------          -----------        -----------
  Total assets ..........  $46,246,000          $48,658,000        $51,461,000
                           ===========          ===========        ===========

                                                Year Ended
                           ----------------------------------------------------
                           November 29,         November 30,        December 1,
                              2002                  2001               2000
                           ------------         ------------        -----------
Geographic information:
Net sales to unaffiliated customers:
  United States .........  $53,477,000          $54,800,000        $62,385,000
  Spain and Portugal ....    2,883,000            3,199,000          4,294,000
  Other .................    8,899,000            8,499,000          7,713,000
                           -----------          -----------        -----------
  Consolidated net sales   $65,259,000          $66,498,000        $74,392,000
                           ===========          ===========        ===========
Long-lived assets:
  United States .........  $19,846,000          $22,410,000        $24,658,000
  Spain .................    1,582,000            1,443,000          1,438,000
                           -----------          -----------        -----------
  Total long-lived assets  $21,428,000          $23,853,000        $26,096,000
                           ===========          ===========        ===========

The Company has one customer, whose operations are primarily in the automotive industry, which accounted for 33%, 33% and 31% of net sales in 2002, 2001, and 2000, respectively.

NOTE 9 -- LEASES

Included in Plant Assets in the accompanying Consolidated Balance Sheet is leased property under capital leases as follows:

                                            November 29,          November 30,
                                                2002                  2001
                                            ------------          ------------
Machinery and equipment ................    $  2,832,000           $  3,174,000
Less:  Accumulated amortization ........       1,355,000              1,539,000
                                            ------------           ------------
                                            $  1,477,000           $  1,635,000
                                            ============           ============

The Company entered into agreements for the sale and leaseback of certain machinery and equipment in the aggregate amount of $60,000 in 2002. The leases are for periods of 5 years, at the end of which the Company has buy-out options. The leases have been accounted for in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Amortization of the property under capital leases is included in depreciation expense.

The following is a schedule by year of future minimum lease payments under capital leases at November 29, 2002:

           2003...........................................     $   390,000
           2004...........................................         262,000
           2005...........................................          20,000
           2006...........................................           2,000
           Thereafter.....................................              --
                                                               -----------
           Total minimum lease payments                            674,000
           Less:  Amount representing interest                      27,000
                                                               -----------
                                                               $   647,000
                                                               ===========

Minimum annual rentals under noncancelable operating leases (which are principally for equipment) are as follows:

           2003............................................... $    556,000
           2004...............................................      535,000
           2005...............................................      296,000
           2006...............................................       95,000
           2007...............................................          --

Total rental expense for 2002, 2001 and 2000 was $1,185,000, $1,071,000, and
$1,121,000, respectively. Included in the total rental expense in each year are the warehousing costs incurred at various locations. The cost of keeping inventory at these warehouses is primarily determined on a usage basis.

NOTE 10 -- TRANSACTIONS WITH RELATED PARTIES

The Company has a consulting agreement with a Director of the Company to provide the Company with various consulting services. During 2002, 2001 and 2000, consulting fees of $56,400, $51,700, and $51,700, respectively, were paid pursuant to this agreement. In addition, the Company has a consulting agreement with Kadeca Consulting Corporation, whose president is a Director of the Company. In 2002, 2001 and 2000, consulting fees under this agreement were $0, $0, and $14,100, respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $774,000 as of November 29, 2002 to cover future environmental expenditures related to these claims, which is net of $471,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of November 29, 2002 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment, containment, and remediation. The Company has accrued $310,000 as of November 29, 2002 to cover estimated future environmental cleanup expenditures, which is net of $928,000 payments made to date. Actual future costs may be different from the amount accrued for as of November 29, 2002.

NOTE 12 -- UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents the quarterly information for fiscal 2002 and
2001.
                                             Quarter Ended
                           ----------------------------------------------------
                             March 1        May 31      August 30   November 29
                           -----------   -----------   -----------  -----------
2002 (a)
Net sales ................ $13,941,000   $17,854,000   $17,061,000  $16,403,000
Gross profit .............   3,087,000     4,150,000     3,726,000    2,567,000
Net income (loss) ........    (127,000)      718,000       509,000     (999,000)

Earnings (loss) per share:
  Basic .................. $     (0.06)  $      0.35   $      0.25  $     (0.49)
  Diluted ................ $     (0.06)  $      0.34   $      0.23  $     (0.49)

                             March 2       June 1       August 31   November 30
                           -----------   -----------   -----------  -----------
2001 (b)
Net sales ................ $15,017,000   $18,308,000   $16,074,000  $17,099,000
Gross profit .............   1,192,000     3,766,000     4,074,000    2,664,000
Net income (loss) ........  (2,329,000)      121,000       151,000     (842,000)

Earnings (loss) per share:
  Basic .................. $     (1.14)  $      0.07   $     (0.41) $      0.06
  Diluted ................ $     (1.14)  $      0.07   $     (0.41) $      0.06

(a) Sales in the first and third quarters of 2002 in Plymouth Tapes were reduced due to normal seasonal fluctuations. In addition, sales for the first quarter of 2002 for Brite-Line Technologies were reduced due to the highly seasonal nature of the highway market segment. Net loss for the fourth quarter of 2002 was due to lower margins at Plymouth Tapes, resulting from higher raw material and overhead costs. Net loss for the first quarter of 2002 was also increased due to lower margins at Brite-Line and lower margins on foreign sales.

(b) Sales in the first and third quarters of 2001 in Plymouth Tapes were reduced due to normal seasonal fluctuations. Sales in the first quarter of 2001 in Plymouth Tapes were also reduced due to weak sales in the automotive market. In addition, sales for the first quarter of 2001 for Brite-Line Technologies were reduced due to the highly seasonal nature of the highway market segment. Net loss for the first and third quarters of 2001 was increased due to lower margins at Plymouth Tapes, resulting from decreased production volumes from both lower sales and reductions in inventory. Net loss for the first quarter of 2001 was also increased due to lower margins at Brite-Line and lower margins on foreign sales.

ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To the extent not included in Part I hereof, the information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 29, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 29, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 29, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 29, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

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

 (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

 (A)1. Financial statements filed as part of this report are listed in the index appearing on page 14.

 (A)2. Financial statement schedules required as part of this report are listed in the index appearing on page 14.

 (A)3. Exhibits required as part of this report are listed in the index appearing on pages 48 - 51.

 (B)     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PLYMOUTH RUBBER COMPANY, INC.
                                          (Registrant)

                                    By    JOSEPH J. BERNS
                                       -------------------------------------
                                          Joseph J. Berns
                                          Vice President - Finance and Treasurer

Date:   February 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 26, 2003.

                                      President and Co-Chief
    MAURICE J. HAMILBURG              Executive Officer and Director
------------------------------
    Maurice J. Hamilburg

                                      Chairman and Co-Chief
     JOSEPH D. HAMILBURG              Executive Officer and Director
------------------------------
     Joseph D. Hamilburg


     C. GERALD GOLDSMITH              Director
------------------------------
     C. Gerald Goldsmith


         JANE H. GUY                  Director
------------------------------
         Jane H. Guy


      MELVIN L. KEATING               Director
------------------------------
      Melvin L. Keating


       SUMNER KAUFMAN                 Director
------------------------------
       Sumner Kaufman


      EDWARD PENDERGAST               Director
------------------------------
      Edward Pendergast


      DUANE E. WHEELER                Director
------------------------------
      Duane E. Wheeler


                                      Vice President - Finance and Treasurer
                                      (Principal Financial Officer and
       JOSEPH J. BERNS                Principal Accounting Officer)
------------------------------
       Joseph J. Berns

                           SECTION 302 CERTIFICATIONS

         I, Maurice J. Hamilburg, President and Co- Chief Executive Officer of Plymouth Rubber Company, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Plymouth Rubber Company, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 26, 2003                 Maurice J Hamilburg
                                        -----------------------------------
                                        Maurice J. Hamilburg
                                        President and Co-Chief Executive Officer

         I, Joseph D. Hamilburg, Chairman and Co- Chief Executive Officer of Plymouth Rubber Company, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Plymouth Rubber Company, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 26, 2003                 Joseph D. Hamilburg
                                        -----------------------------------
                                        Joseph D. Hamilburg
                                        Chairman and Co-Chief Executive Officer

         I, Joseph Berns, Vice President-Finance and Chief Financial Officer of Plymouth Rubber Company, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Plymouth Rubber Company, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 26, 2003                 Joseph J. Berns
                                        ----------------------------------------
                                        Joseph Berns, Vice President-Finance and
                                        Chief Financial Officer

                                                                                               SCHEDULE II
                                       PLYMOUTH RUBBER COMPANY, INC.

                                                 RESERVES

                                            ACCOUNTS RECEIVABLE

                                                                              Accounts
                                            Balance at        Provision      Charged to        Balance
                                            Beginning          Charged      Reserve, net       at End
Deducted from assets:                        of Year          to Income     of Recoveries      of Year
                                           -----------      -------------   --------------   ------------
Allowance for doubtful accounts
Year ended November 29, 2002...........      $422,000         $ 88,000       $  (113,000)       $397,000
Year ended November 30, 2001...........      $331,000         $101,000       $   (10,000)       $422,000
Year ended December 1, 2000............      $369,000         $(31,000)      $    (7,000)       $331,000

                                                 INVENTORY

                                            Balance at         Provision        Amounts         Balance
                                            Beginning           Charged       Charged to        at End
Deducted from assets:                        of Year           to Income      To Reserves       of Year
                                           -------------      ------------   --------------   ------------
Inventory Reserves
Year ended November 29, 2002...........      $408,000         $592,000       $  (370,000)       $630,000
Year ended November 30, 2001...........      $482,000         $453,000       $  (527,000)       $408,000
Year ended December 1, 2000............      $989,000         $576,000       $(1,083,000)       $482,000

                         PLYMOUTH RUBBER COMPANY, INC.

                               INDEX TO EXHIBITS

 Exhibit
   No.      Description
 -------    -----------

2           Not Applicable.

3.1         Restated Articles of Organization -- incorporated by reference to
            Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 2, 1994.

3.2 By Laws, as amended -- incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

4.1 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit 4.8 to the report on Form 10-Q for the Quarter ended March 1, 1996.

4.2 Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit 4.viii to the report on Form 10-Q for the quarter ended March 1, 1996.

4.3 Demand Note between Plymouth Rubber Company, Inc. and LaSalle National Bank dated June 6, 1996 -- incorporated by reference to
            Exhibit 2.1 to the report on Form 8-K with cover page dated June 6, 1996.

4.4         Loan and Security Agreement between Plymouth Rubber Company, Inc.
            and LaSalle National Bank dated June 6, 1996 -- incorporated by reference to Exhibit 2.2 to the report on Form 8-K with cover page dated June 6, 1996.

4.5 Amendment to Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated February 19, 1997 -- incorporated by reference to Exhibit 4.6 to the report on Form 10-Q for the quarter ended February 25, 1997.

4.6 Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated January 29, 1997 -- incorporated by reference to Exhibit 4.12 to the Company's report on Form 10-Q for the quarter ended February 25, 1997.

4.7 Demand Note between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 28, 1997 -- incorporated by reference to Exhibit 4.13 to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

4.8         Loan and Security Agreement between Brite-Line Technologies, Inc.
            and LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit 4.14 to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

4.9 Continuing Unconditional Guaranty between Brite-Line Technologies, Inc. LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit 4.15 to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

4.10 Amendment to Loan and Security Agreement between Plymouth Rubber Company, Inc. and LaSalle National Bank dated May 7, 1997 -- incorporated by reference to Exhibit 4.16 to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

4.11 Continuing Unconditional Guaranty between Plymouth Rubber Company, Inc. and LaSalle National Bank dated March 20, 1997 -- incorporated by reference to Exhibit 4.17 to the Company's report on Form 10-Q or the quarter ended May 30, 1997.

4.12 Public Deed which contains the loan guaranteed by mortgage and granted between Plymouth Rubber Europa, S.A. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit 4.18 to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

4.13 Corporate Guaranty between Plymouth Rubber Company, Inc. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de Comercio dated April 11, 1997 -- incorporated by reference to
            Exhibit 4.19 to the Company's report on Form 10-Q for the quarter ended May 30, 1997.

4.14 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 3, 1997 -- incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

4.15 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated April 13, 1998 -- incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

4.16 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 12, 1998 -- incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

4.17 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 25, 1998 -- incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended November 27, 1998.

4.18 Amendments to Loan and Security Agreement between Plymouth Rubber Company, Inc., and LaSalle National Bank dated July 15, 1998 and February 18, 1999 - incorporated by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 1999.

4.19 Amendment to Loan and Security Agreement between Brite-Line Technologies, Inc., and LaSalle National Bank dated February 18, 1999 - incorporated by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 1999.

4.20 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated June 29, 1999 - incorporated by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 27, 1999.

9.1 Voting Trust Agreement, as amended, relating to certain shares of Company's common stock -- incorporated by reference to Exhibit 9 of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

9.2         Voting Trust Amendment Number 6 -- incorporated by reference to
            Exhibit 9.2 of the Company's Annual Report on Form 10-K for the year ended December 2, 1994.

10.1 1982 Employee Incentive Stock Option Plan -- incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

10.2 General Form of Deferred Compensation Agreement entered into between the Company and certain officers -- incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

10.3 1992 Employee Incentive Stock Option Plan -- incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended November 26, 1993.

10.4 1995 Non-Employee Director Stock Option Plan -- incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 dated May 4, 1995.

10.5 1995 Employee Incentive Stock Option Plan -- incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 dated May 4, 1995.

10.6 Sales contract entered into between the Company and Kleinewefers Kunststoffanlagen GmbH -- incorporated by reference to Exhibit 10.6 of the Company's report on Form 10-Q for the quarter ended February 28, 1997

10.7        Second Modification Agreement between Plymouth Rubber Company, Inc.
            and General Electric Capital Corporation -- incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated December 16, 2003

10.8 Security Agreement by and between Plymouth Rubber Company, Inc., General Electric Capital Corporation, The CIT Group/Equipment Financing, Inc. and Banknorth, N.A. Corporation --incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated December 16, 2003.

10.9 Patent Security Agreement by and between Plymouth Rubber Company, Inc., General Electric Capital Corporation, The CIT Group/Equipment Financing, Inc. and Banknorth, N.A. --incorporated by reference to
            Exhibit 99.4 of the Company's Current Report on Form 8-K dated December 16, 2003.

10.10 Trademark Security Agreement by and between Plymouth Rubber Company, Inc., General Electric Capital Corporation, The CIT Group/Equipment Financing, Inc. and Banknorth, N.A. --incorporated by reference to Exhibit 99.5 of the Company's Current Report on Form 8-K dated December 16, 2003.

10.11 Modification Agreement between Plymouth Rubber Company, Inc. and Banknorth Leasing Corporation --incorporated by reference to
            Exhibit 99.6 of the Company's Current Report on Form 8-K dated December 16, 2003.

10.12 Mortgage and Assignment of Leases and Rents by Plymouth Rubber Company, Inc. to and for the benefit of General Electric Capital Corporation, The CIT Group/Equipment Financing, Inc. and Banknorth, N.A. --incorporated by reference to Exhibit 99.7 of the Company's Current Report on Form 8-K dated December 16, 2003.

10.13 First Modification to Mortgage and Assignments of Leases and Rents to and for the benefit of General Electric Capital Corporation, The CIT Group/Equipment Financing, Inc. and Banknorth, N.A. --incorporated by reference to Exhibit 99.8 of the Company's Current Report on Form 8-K dated December 16, 2003

11          Not Applicable.

12          Not Applicable.

13          Not Applicable.

15          Not Applicable

16          Not Applicable.

18          Not Applicable.

19          Not Applicable

21 Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

22          Not Applicable.

23          Consent of Independent Accountants.

24          Not Applicable.

27          Not Applicable.

28          Not Applicable.

29          Not Applicable.