Form 10-K/A
period 2002-11-29
PLYMOUTH RUBBER CO INC
filed 2003-04-04
CIK 79225

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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


PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2003

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

                                    PLYMOUTH RUBBER COMPANY, INC.
                                          (Registrant)

                                    By    JOSEPH J. BERNS
                                       -------------------------------------
                                          Joseph J. Berns
                                          Vice President - Finance and Treasurer

Date:   April 3, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 3, 2003.

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

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: April 3, 2003                     Maurice J Hamilburg
                                        -----------------------------------
                                        Maurice J. Hamilburg
                                        President and Co-Chief Executive Officer

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


Date: April 3, 2003                     Joseph D. Hamilburg
                                        -----------------------------------
                                        Joseph D. Hamilburg
                                        Chairman and Co-Chief Executive Officer

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


Date: April 3, 2003                     Joseph J. Berns
                                        ----------------------------------------
                                        Joseph Berns, Vice President-Finance and
                                        Chief Financial Officer

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

16          Not Applicable.

18          Not Applicable.

19          Not Applicable

21 Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

22          Not Applicable.

23          Consent of Independent Accountants incorporated by reference to
            Exhibit 23 to Company's Annual Report on Form 10-K for the year ended November 28, 2002.

24          Not Applicable.

27          Not Applicable.

28          Not Applicable.

29          Not Applicable.