Form 10-Q
period 2003-02-28
PLYMOUTH RUBBER CO INC
filed 2003-04-11
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



  For Quarter Ended February 28, 2003       Commission File Number  1-5197


                     Plymouth Rubber Company, Inc.
          (Exact name of registrant as specified in its charter)


               Massachusetts                         04-1733970
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


            104 Revere Street, Massachusetts          02021
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

                     PLYMOUTH RUBBER COMPANY, INC.


PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements:                       Page No.

 Condensed Consolidated Statement of Operations and
   Retained Earnings (Deficit). . . . . . . . . . . . . . . . . .   2

 Condensed Consolidated Statement of Comprehensive Income (Loss).   3

 Condensed Consolidated Balance Sheet . . . . . . . . . . . . . .   4

 Condensed Consolidated Statement of Cash Flows . . . . . . . . .   5

 Notes to Condensed Consolidated Financial Statements . . . . . .   6-9

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . . .   10-15

Item 3. Quantitative and Qualitative Disclosure about Market Risks  16

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . .  16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .  17

Item 2.  Changes In Securities . . . . . . . . . . . . . . . . . .  17

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .  17

Item 4.  Submission of Matters to a Vote of Security Holders . . .  17

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .  17

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    PLYMOUTH RUBBER COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  AND RETAINED EARNINGS (DEFICIT)
          (In Thousands except Share and Per Share Amounts)
                               (Unaudited)


                                          First Quarter Ended
                                       ------------------------
                                         Feb. 28,      March 1,
                                           2003          2002
                                       ----------     ----------
Net Sales . . . . . . . . . . . . . .   $ 13,543       $ 13,941
                                       ----------     ----------

Costs and Expenses:
  Cost of products sold . . . . . . .     11,771         10,854
  Selling, general and
    administrative. . . . . . . . . .      2,766          2,815
                                       ----------     ----------
                                          14,537         13,669
                                       ----------     ----------
Operating income (loss) . . . . . . .       (994)           272

Interest expense. . . . . . . . . . .       (417)          (495)
Other income. . . . . . . . . . . . .         41            119
                                       ----------     ----------
Loss before taxes . . . . . . . . . .     (1,370)          (104)

Benefit (provision) for income taxes.        (10)           (23)
                                       ----------     ----------
Net loss. . . . . . . . . . . . . . .     (1,380)          (127)

Retained earnings (deficit) at
  beginning of period . . . . . . . .     (4,227)        (4,328)
                                       ----------     ----------
Retained earnings (deficit) at
  end of period . . . . . . . . . . .   $ (5,607)      $ (4,455)
                                       ==========     ==========

Per Share Data:

Basic Earnings (Loss) Per Share:

Net loss. . . . . . . . . . . . . . .   $  (0.67)     $   (0.06)
                                       ==========     ==========
Weighted average number of
shares outstanding. . . . . . . . . .  2,058,976      2,058,976
                                       ==========     ==========
Diluted Earnings (Loss) Per
Share:

Net loss. . . . . . . . . . . . . . .   $  (0.67)      $  (0.06)
                                       ==========     ==========
Weighted average number of
shares outstanding. . . . . . . . . .  2,058,976      2,058,976
                                       ==========     ==========





  See Accompanying Notes to Condensed Consolidated Financial Statements

                      PLYMOUTH RUBBER COMPANY, INC.
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE
                              INCOME (LOSS)

                              (In Thousands)
                                (Unaudited)

                                          First Quarter Ended
                                       ------------------------
                                         Feb. 28,      March 1,
                                           2003          2002
                                       ----------     ----------

Net loss. . . . . . . . . . . . . . .   $ (1,380)      $   (127)

Other comprehensive income
 (loss), net of tax:
  Foreign currency translation
    adjustment. . . . . . . . . . . .         87            (15)
                                       ----------     ----------
Other comprehensive income (loss) . .         87            (15)
                                       ----------     ----------
Comprehensive loss. . . . . . . . . .   $ (1,293)      $   (142)
                                       ==========     ==========







    See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)


                                         Feb. 28,      Nov. 29,
                                          2003           2002
                                       ----------     ----------
Assets                                 (Unaudited)
Current Assets:
 Cash . . . . . . . . . . . . . . . .   $      3       $     37
 Accounts receivable, less
  allowance for doubtful accounts
  of $356 and $397 at February 28,
  2003 and November 29, 2002. . . . .     10,544         11,366

 Inventories:
  Raw materials . . . . . . . . . . .      4,052          3,481
  Work in process . . . . . . . . . .      2,336          1,799
  Finished goods. . . . . . . . . . .      6,536          6,361
                                       ----------     ----------
                                          12,924         11,641
                                       ----------     ----------
Prepaid expenses and other
  current assets. . . . . . . . . . .        825            984
                                       ----------     ----------
    Total current assets. . . . . . .     24,296         24,028
                                       ----------     ----------

Plant Assets:
 Plant assets . . . . . . . . . . . .     48,022         47,627
 Less: Accumulated depreciation . . .    (27,043)       (26,199)
                                       ----------     ----------
    Total plant assets, net . . . . .     20,979         21,428
                                       ----------     ----------
Other long-term assets. . . . . . . .        821            790
                                       ----------     ----------
                                        $ 46,096       $ 46,246
                                       ==========     ==========

Liabilities and Stockholders' Equity

Current Liabilities:
 Short-term debt. . . . . . . . . . .   $ 13,513       $ 13,314
 Accounts payable . . . . . . . . . .      8,881          7,035
 Accrued expenses . . . . . . . . . .      3,712          4,482
 Current portion of long-term
   obligations. . . . . . . . . . . .      1,790          1,536
                                       ----------     ----------
   Total current liabilities. . . . .     27,896         26,367
                                       ----------     ----------

Long-Term Liabilities:
  Borrowings. . . . . . . . . . . . .      8,504          8,972
  Pension obligation. . . . . . . . .      5,232          5,115
  Deferred tax liability. . . . . . .        129            119
  Other . . . . . . . . . . . . . . .      2,566          2,611
                                       ----------     ----------
   Total long-term liabilities. . . .     16,431         16,817
                                       ----------     ----------

Stockholders' Equity:
 Preferred stock, $10 par value,
   500,000 shares authorized; no
   shares issued and outstanding. . .         --             --
 Class A voting common stock, $1 par
   value, 1,500,000 shares authorized,
   810,586 shares issued and
   outstanding. . . . . . . . . . . .        810            810
 Class B non-voting common stock.,
   $1 par value, 3,500,000 shares
   authorized, 1,281,304 shares issued
   and 1,248,390 shares outstanding. .     1,281          1,281
 Paid in capital . . . . . . . . . . .     9,084          9,084
 Retained earnings (deficit) . . . . .    (5,607)        (4,227)
 Accumulated other comprehensive loss.    (3,614)        (3,701)
                                       ----------     ----------
                                           1,954          3,247
 Less: Treasury stock at cost
   (32,914 shares) . . . . . . . . . .      (185)          (185)
                                       ----------     ----------
Total stockholders' equity . . . . . .     1,769          3,062
                                       ----------     ----------
                                        $ 46,096       $ 46,246
                                       ==========     ==========


    See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In Thousands)     (Unaudited)



                                         Three Months Ended
                                       ------------------------
                                         Feb. 28,       March 1,
                                           2003          2002
                                       ----------     ----------

Cash flows relating to operating
 activities:
  Net loss . . . . . . . . . . . . . .  $ (1,380)      $   (127)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
     Depreciation and amortization . .       685            722
     Gain on disposal of plant assets.        --           (131)
   Changes in assets and liabilities:
     Accounts receivable . . . . . . .       988          2,428
     Inventory . . . . . . . . . . . .    (1,152)          (941)
     Prepaid expenses and other
       current assets. . . . . . . . .       160            148
     Other assets. . . . . . . . . . .         8            (74)
     Accounts payable. . . . . . . . .     1,744         (1,127)
     Accrued expenses. . . . . . . . .      (787)          (227)
     Pension obligation. . . . . . . .       117             36
     Other liabilities . . . . . . . .       (56)          (114)
                                       ----------     ----------
Net cash provided by operating
    activities . . . . . . . . . . . .       327            593
                                       ----------     ----------

Cash flows relating to investing
    activities:
  Capital expenditures . . . . . . . .       (99)           (64)
  Sale/lease back of plant assets. . .        --             46
  Proceeds from sales of plant assets.        --            131
                                       ----------     ----------
Net cash provided by (used in)
    investing activities . . . . . . .       (99)           113
                                       ----------     ----------
Cash flows relating to financing
    activities:
  Net increase (decrease) in
    short-term debt. . . . . . . . . .       230           (574)
  Payments on term debt. . . . . . . .      (375)          (109)
  Payments on capital leases . . . . .       (68)           (39)
                                       ----------     ----------
Net cash used in financing activities.      (213)          (722)
                                       ----------     ----------
Effect of exchange rates on cash . . .       (49)             9
                                       ----------     ----------
Net change in cash . . . . . . . . . .       (34)            (7)
Cash at the beginning of the period. .        37              7
                                       ----------     ----------
Cash at the end of the period. . . . .  $      3       $     --
                                       ==========     ==========


              Supplemental Disclosure of Cash Flow Information


Cash paid for interest . . . . . . . .  $    500       $    459
                                       ==========     ==========
Cash paid for income taxes . . . . . .  $     --       $     --
                                       ==========     ==========



   See Accompanying Notes to Condensed Consolidated Financial Statement

                  PLYMOUTH RUBBER COMPANY, INC.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the years ended November 29, 2002, November 30, 2001, and December 1, 2000, included in the Company's 2002 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2) The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The negative working capital position of $3,600,000, the funding requirement for the defined benefit plan of $1,262,000 for the plan year ending November 30, 2002, the lack of sales growth, and the overall risks associated with the fiscal 2003 plan may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(3) Environmental

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $746,000 as of February 28, 2003 to cover future environmental expenditures related to these claims, which is net of $499,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available.
Actual future costs may be different from the amount accrued for as of February 28, 2003 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment,

                    PLYMOUTH RUBBER COMPANY, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited) (Continued)

containment, and remediation. The Company has accrued $298,000 as of February 28, 2003 to cover estimated future environmental cleanup expenditures, which is net of $940,000 payments made to date. Actual future costs may be different from the amount accrued for as of February 28, 2003.

(4) The following table reflects the factors used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of potentially dilutive securities.

                         First Quarter Ended February 28, 2003
                        ------------------------------------------
                            Loss           Shares       Per Share
                        (Numerator)     (Denominator)     Amount
                       --------------   -------------  -----------
Basic EPS
 Loss available to
   common stockholders  $ (1,380,000)      2,058,976    $   (0.67)
                                                        ==========
 Effect of dilutive
   stock options (A)              --              --
                       --------------   -------------
Diluted EPS
 Income available to
   common stockholders
   and assumed
   conversions          $ (1,380,000)      2,058,976    $   (0.67)
                       ==============   =============   ==========

                            First Quarter Ended March 1, 2002
                        ----------------------------------------
                             Loss          Shares      Per Share
                         (Numerator)    (Denominator)    Amount
                       --------------   -------------  -----------
Basic EPS
 Loss available to
   common stockholders  $   (127,000)      2,058,976    $   (0.06)
                                                        ==========
 Effect of dilutive
   stock options (A)             --               --
                       --------------   -------------
Diluted EPS
 Loss available to
   common stockholders
   and assumed
   conversions          $   (127,000)      2,058,976     $   (0.06)
                       ==============   =============   ==========

(A) Options for 324,000 and 477,739 shares of common stock were outstanding at February 28, 2003 and March 1, 2002, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 263,300 shares of common stock were outstanding at February 28, 2003 but were not included in computing diluted earnings per share because of the loss.

                    PLYMOUTH RUBBER COMPANY, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited) (Continued)

(5) Stock Compensation. The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company uses the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees, because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant. If the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                          First Quarter Ended
                                       ------------------------
                                         Feb. 28,      March 1,
                                           2003          2002
                                       ----------     ----------

Net loss, as reported: . . . . . . . .  $ (1,380)      $   (127)

Deduct: Total stock-based employee
  compensation determined under
  fair value method for all
  awards, net of related tax effects .       (28)           (48)
                                       ----------     ----------
Pro forma net loss . . . . . . . . . .  $ (1,408)      $   (175)
                                       ==========     ==========

Earnings per share:
  Basic, as reported . . . . . . . . .  $  (0.67)      $  (0.06)
                                       ==========     ==========
  Basic, pro forma . . . . . . . . . .  $  (0.68)      $  (0.08)
                                       ==========     ==========
  Diluted, as reported . . . . . . . .  $  (0.67)      $  (0.06)
                                       ==========     ==========
  Diluted, pro forma . . . . . . . . .  $  (0.68)      $  (0.08)
                                       ==========     ==========

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

                    PLYMOUTH RUBBER COMPANY, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited) (Continued)

The table below presents information related to Plymouth Rubber's business segments for the first quarter ended February 28, 2003 and March 1, 2002.

                                          First Quarter Ended
                                       ------------------------
                                         Feb. 28,      March 1,
                                           2003          2002
                                       ----------     ----------
Segment sales to unaffiliated,
  customers:
   Plymouth Tapes. . . . . . . . . . .  $ 13,204       $ 13,639
   Brite-Line Technologies . . . . . .       339            302
                                       ----------     ----------
   Consolidated net sales. . . . . . .  $ 13,543       $ 13,941
                                       ==========     ==========
Segment operating income (loss):
   Plymouth Tapes. . . . . . . . . . .  $   (558)      $    658
   Brite-Line Technologies . . . . . .      (436)          (386)
                                       ----------     ----------
   Consolidated segment operating
     income (loss) . . . . . . . . . .      (994)           272

   Interest expense. . . . . . . . . .      (417)          (495)
   Other income (expense). . . . . . .        41            119
                                       ----------     ----------
Consolidated income (loss),before taxes $ (1,370)     $    (104)
                                       ==========     ==========

Item 2.  Management's Discussion and Analysis of Financial Conditions and
             Results of Operations

First Quarter, 2003, Compared with First Quarter, 2002

Sales decreased 2.9% to $13,543,000 in 2003 from $13,941,000 in 2002.
Sales at Plymouth Tapes decreased 3.2% to $13,204,000 in 2003 from
$13,639,000 in 2002.   While sales in the automotive markets increased
4.5% from last year, sales in all other markets decreased 14.0% due largely to the economic slowdown in the industrial markets, partially offset by favorable exchange rates on foreign denominated sales. Sales at Brite-Line Technologies increased 12.3% to $339,000 in 2003, from $302,000 in 2002, as sales are normally seasonally low in the first quarter.

Gross margin in 2003 decreased $1,315,000, or 42.6%, to $1,772,000 from
$3,087,000 in 2002. Gross margin, as a percentage of sales,decreased to 13.1% in 2003 from 22.1% in 2002. Plymouth Tapes' gross margin in 2003 decreased $1,236,000, or 39.4%,to $1,902,000 from $3,138,000 in
2002. Plymouth Tapes' gross margin, as a percentage of sales, decreased to 14.4% in 2003 from 23.0% in 2002. The major factor driving this decrease was increased manufacturing overhead costs as a percentage of sales (4.0% higher), of which approximately $240,000 was due to higher spending for insurance, pension, equipment maintenance, and indirect labor, and approximately $300,000 was due to unfavorable overhead absorption resulting from the lower sales. Another major factor was higher raw material purchase prices for 2003, primarily for PVC resins, which accounted for approximately $260,000 of unfavorable margin, or 2.0% of sales. At Brite-Line Technologies, gross margin in 2003 decreased $79,000 to $(130,000) from $(51,000) in 2002. Brite-
Line Technologies' gross margin, as a percentage of sales, decreased to (38.3)% in 2003 from (16.9)% in 2002. Although gross margin dollars are normally seasonally low during the first quarter, the decrease in 2003 was largely due to lower production levels, which translated into unabsorbed manufacturing costs.

Selling, general and administrative expenses in 2003 decreased $49,000, or 1.7%, to $2,766,000 from $2,815,000 in 2002. Selling, general and administrative expenses, as a percentage of sales, increased slightly to 20.4% in 2003 from 20.2% in 2002. At Plymouth Tapes, selling, general and administrative expenses in 2003 decreased $20,000, or 0.8%, to $2,460,000 from $2,480,000 in 2002. Plymouth Tapes' selling, general and administrative expenses, as a percentage of sales, increased slightly to 18.6% in 2003 from 18.2% in 2002. The major increases were a $104,000 increase in professional fees, a $37,000 increase in travel expenses, a $34,000 increase in advertising, and a $26,000 increase in bad debt expense, mostly offset by a $209,000 absence of a freight loss which occurred in 2002, a $27,000 decrease in outside warehouse fees, and a $18,000 decrease in foreign selling costs. At Brite-Line Technologies, selling, general and administrative expenses in 2003 decreased $29,000, or 8.7%,to $306,000 from $335,000 in 2002. Brite-Line Technologies' selling, general and administrative expenses, as a percentage of sales, decreased to 90.3% in 2003 from
110.9% in 2002.   The largest factors were a $38,000 decrease in bad
debt expense, a $26,000 decrease in freight expense, and a $16,000 reduction in professional fees, partially offset by a $43,000 increase in travel expenses, and a $26,000 increase in salaries and benefits.

Interest expense in 2003 decreased 15.8% to $417,000 from $495,000 in 2002, because of a decrease in late fees, as well as lower average balances and lower interest rates on both the revolving line of credit and the real estate loan. Other income was $41,000 in 2003, including $45,000 of foreign exchange gains, compared to $119,000 in 2002, which included a $131,000 gain on the sale of equipment, and $21,000 of miscellaneous income, partially offset by $34,000 of foreign exchange losses.

The after-tax loss for 2003 was $1,380,000, compared to an after-tax loss of $127,000 in 2002. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2003 and 2002, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at February 28, 2003 also provides significant negative evidence

Item 2.  Management's Discussion and Analysis of Financial Conditions and
             Results of Operations             (Continued)

regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit.

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

During 2002, the Company negotiated with these lenders and, in November 2002, reached formal agreement to obtain relief from their demands and to restructure existing term debt facilities. Under the new arrangements, the term debt lenders accepted significantly reduced principal payments over the next three years, eliminated financial covenants, waived existing defaults and rescinded demands for accelerated payment, in return for enhanced collateral positions.

As of February 28, 2003, the Company had approximately $744,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of collateral limitations.

The Company's working capital position decreased from a negative $2,339,000 at November 29, 2002 to a negative $3,600,000 at February 28, 2003, due to a $1,846,000 increase in accounts payable, a $822,000 decrease in accounts receivable, a $254,000 increase in the current portion of long term borrowings, a $199,000 increase in short term debt, a $159,000 decrease in prepaid and other current assets, and a $34,000 decrease in cash, partially offset by a $1,283,000 increase in inventory, and a $770,000 decrease in accrued expenses.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $3,600,000, the funding requirement for the defined benefit plan of $1,262,000 for the plan year ending November 30, 2002, the lack of sales growth, and the overall risks associated with the fiscal 2003 plan may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated

Item 2.  Management's Discussion and Analysis of Financial Conditions and
             Results of Operations             (Continued)

financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's belief that cash flows generated from operations and available incremental borrowings will be sufficient to meet the Company's liquidity needs during fiscal 2003. Management has also identified and implemented a number of additional expense reductions possible in 2003, including the deferral of certain planned personnel replacements or additions, the deferral of certain planned marketing expenses, and reduced product costs through materials substitutions. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

Cash provided by operating activities was $327,000 in 2003, as compared to $593,000 in 2002. The major factors contributing to cash provided by operating activities were by an increase in accounts payable of $1,744,000, a decrease in accounts receivable of $988,000, depreciation and amortization of $685,000, a decrease in prepaid expenses of $160,000, a $117,000 increase in pension obligation, and an $8,000 decrease in other assets, partially offset by a net loss of $1,380,000, an increase in inventory of $1,152,000, a decrease in accrued expenses of $787,000, and a $56,000 decrease in other liabilities. This operating cash flow and additional short-term borrowings of $230,000 were used to pay off term debt and capital leases of $443,000, and for capital expenditures of $99,000.

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

A summary of the Company's cash requirements related to its outstanding long term debt and future minimum lease payments is as follows:
Fiscal Year:

                                          Operating
                             Long Term      Lease
 Fiscal Year:                  Debt       Commitments     Total
                           ------------   -----------  ------------
   2003. . . . . . . . . . $  1,093,000   $   417,000  $  1,510,000
   2004. . . . . . . . . .    1,630,000       535,000     2,165,000
   2005. . . . . . . . . .    5,771,000       296,000     6,067,000
   2006. . . . . . . . . .      606,000        95,000       701,000
   2007. . . . . . . . . .      663,000            --       663,000
   Thereafter. . . . . . .      302,000            --       302,000
                           ------------   -----------  ------------
   Total . . . . . . . . . $ 10,065,000   $ 1,343,000  $ 11,408,000
                           ============   ===========  ============



Critical Accounting Policies

The Company's significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements on the Company's 2002 Annual Report filed with the Securities and Exchange Commission on Form 10-K. Certain accounting policies are important to the portrayal of the Company's financial condition and results of operations, and require management's subjective judgments. These policies relate to the deferred tax asset valuation allowance, inventory reserves, provision for doubtful accounts receivable and impairment of long lived assets.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
             Results of Operations             (Continued)

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

The Company reviews long-lived assets annually or whenever events of circumstances indicate that the carrying amounts of the asset may not be recoverable in accordance with SFAS No. 144. Impaired assets are written down to their estimated fair value based on the best information available to the Company.

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

In June 2002, the FASB issued Statement No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which eliminates Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 applies to costs associated with an exit activity including: (a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract (one-time termination benefit); (b) costs to terminate a contract that is not a capital lease; and (c) costs to consolidate facilities or relocate employees. FAS 146 requires that these liabilities be recognized and measured initially at fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions on FAS 146 are effective for the Company for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial results.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
             Results of Operations             (Continued)

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

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123 (FAS 148). As the title of the standard implies, it is fairly limited in its scope, however it will have implications for all entities that issue stock-based compensation to their employees. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. During the first quarter of fiscal 2003 the Company adopted the provisions of FAS 148.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of February 28, 2003. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in any variable interest entity.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
             Results of Operations             (Continued)

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

                       PLYMOUTH RUBBER COMPANY, INC.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

At February 28, 2003, the carrying value of Company's debt totaled $23.8 million, which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At February 28, 2003, the Company had fixed rate debt of $9.6 million and variable rate debt of $14.2 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one-percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $204,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $142,000, holding other variables constant.

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

                      PLYMOUTH RUBBER COMPANY, INC.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended November 29, 2002, and in Note 11 of the Notes
To Consolidated Financial Statements contained in said report.

Item 2.  Changes in Securities

  None

Item 3.  Defaults upon Senior Securities

  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

  None

Item 5.  Other Information

  Certification Under Sarbanes-Oxley Act

  Our co-chief executive officers and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-
  Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Index to Exhibits
(b) Not Applicable

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.







                           Plymouth Rubber Company, Inc.
                           ------------------------------
                                    (Registrant)




                              /S/ Joseph J. Berns
                           ------------------------------
                                  Joseph J. Berns
                               Vice President - Finance




Date: April 11, 2003

                       SECTION 302 CERTIFICATIONS

I, Maurice J. Hamilburg, President and Co-Chief Executive
Officer of Plymouth Rubber Company, Inc., certify that:

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


Date: April 11, 2003                   /S/ Maurice J Hamilburg
                                       -------------------------
                                       Maurice J. Hamilburg
                                       President and Co-Chief
                                       Executive Office

I, Joseph D. Hamilburg, Chairman and Co-Chief Executive Officer of Plymouth Rubber Company, Inc., certify that:

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


Date: April 11, 2003                   /S/ Joseph D. Hamilburg
                                       -------------------------
                                       Joseph D. Hamilburg
                                       Chairman and Co-Chief
                                       Executive Office

I, Joseph J. Berns, Vice President-Finance and Chief Financial Officer of Plymouth Rubber Company, Inc., certify that:

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

Date: April 11, 2003                   /S/ Joseph J. Berns
                                       ------------------------------
                                       Joseph Berns, Vice President-
                                       Finance and Chief Financial
                                       Officer

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

3.2 By Laws, as amended -- incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
November 26, 1993.

4.1 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q for the Quarter ended March 1, 1996.

4.2 Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1995 -- incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q for the quarter ended March 1, 1996.

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

4.5 Amendment to Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated
February 19, 1997 -- incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q for the quarter ended
February 25, 1997.

4.6 Master Security Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated January 29, 1997 -- incorporated by reference to Exhibit 4.12 to the Company's
Quarterly Report on Form 10-Q for the quarter ended February 25,
1997.

4.7 Demand Note between Brite-Line Technologies, Inc. and LaSalle
National Bank dated February 28, 1997 -- incorporated by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997.

4.8 Loan and Security Agreement between Brite-Line Technologies, Inc. and LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit 4.14 to the Company's
Quarterly Report on Form 10-Q for the quarter ended May 30,
1997.

4.9 Continuing Unconditional Guaranty between Brite-Line Technologies, Inc. LaSalle National Bank dated February 25, 1997 -- incorporated by reference to Exhibit 4.15 to the Company's
Quarterly Report on Form 10-Q for the quarter ended May 30,
1997.

4.10 Amendment to Loan and Security Agreement between Plymouth Rubber Company, Inc. and LaSalle National Bank dated May 7, 1997 -- incorporated by reference to Exhibit 4.11 to the Company's
Quarterly Report on Form 10-Q for the quarter ended May 30,
1997.

                       PLYMOUTH RUBBER COMPANY, INC.
                             INDEX TO EXHIBITS

Exhibit
  No.    Description

4.11 Continuing Unconditional Guaranty between Plymouth Rubber Company, Inc. and LaSalle National Bank dated March 20, 1997 -- incorporated by reference to Exhibit 4.12 to the Company's
Quarterly Report on Form 10-Q  or the quarter ended May 30,
1997.

4.12 Public Deed which contains the loan guaranteed by mortgage and granted between Plymouth Rubber Europa, S.A. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y Banco de
Comercio dated April 11, 1997 -- incorporated by reference to
Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997.

4.13 Corporate Guaranty between Plymouth Rubber Company, Inc. and Caja de Ahorros Municipal de Vigo, Banco de Bilbao, and Vizcaya y
Banco de Comercio dated April 11, 1997 -- incorporated by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1997.

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

4.16 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 12, 1998 -- incorporated by reference to Exhibit 4.16 to the Company's report on Form 10-K for the year ended November 27, 1998.

4.17 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated November 25, 1998 -- incorporated by reference to Exhibit 4.17 to the Company's report on Form 10-K for the year ended November 27, 1998.

4.18 Amendments to Loan and Security Agreement between Plymouth Rubber Company, Inc., and LaSalle National Bank dated July 15, 1998 and February 18, 1999 -- incorporated by reference to Exhibit 4.18 to the Company's report on Form 10-Q for the quarter ended February
26, 1999.

4.19 Amendment to Loan and Security Agreement between Brite-Line
Technologies, Inc., and LaSalle National Bank dated February 18,
1999 -- incorporated by reference to Exhibit 4.19 to the Company's report on Form 10-Q for the quarter ended February 26, 1999.

4.20 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated June 29, 1999 - incorporated by reference to Exhibit 4.20 to the Company's report on Form 10-
Q for the quarter ended August 26, 1999.

4.21 First Amended and Restated Schedule A -- Special Provisions to Loan and Security Agreement between Plymouth Rubber Company, Inc., and LaSalle National Bank dated June 16, 1999 - incorporated by reference to Exhibit 4.21 to the Company's report on Form 10-Q for the quarter ended March 3, 2000.

                       PLYMOUTH RUBBER COMPANY, INC.
                             INDEX TO EXHIBITS

Exhibit
  No.    Description

4.22 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated December 29, 1999 - incorporated by reference to Exhibit 4.22 to the Company's report on Form 10-Q for the quarter ended March 3, 2000.

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

10.6 Second Modification Agreement between Plymouth Rubber Company, Inc. and General Electric Capital Corporation --incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated December 16, 2003

10.8 Security Agreement by and between Plymouth Rubber Company, Inc., General Electric Capital Corporation, The CIT Group/Equipment
Financing, Inc. and Banknorth, N.A. Corporation --incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated December 16, 2003.

10.9 Patent Security Agreement by and between Plymouth Rubber Company, Inc., General Electric Capital Corporation, The CIT
Group/Equipment Financing, Inc. and Banknorth, N.A. -- incorporated by reference to Exhibit 99.4 of the Company's
Current Report on Form 8-K dated December 16, 2003.

10.10 Trademark Security Agreement by and between Plymouth Rubber
Company, Inc., General Electric Capital Corporation, The CIT
Group/Equipment Financing, Inc. and Banknorth, N.A. -- incorporated by reference to Exhibit 99.5 of the Company's
Current Report on Form 8-K dated December 16, 2003.

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

                       PLYMOUTH RUBBER COMPANY, INC.
                             INDEX TO EXHIBITS

Exhibit
  No.    Description

10.13 First Modification to Mortgage and Assignments of Leases and Rents to and for the benefit of General Electric Capital
Corporation, The CIT Group/Equipment Financing, Inc. and
Banknorth, N.A. --incorporated by reference to Exhibit 99.8 of the Company's Current Report on Form 8-K dated December 16, 2003

11 Not  Applicable.

15 Not  Applicable

18 Not  Applicable.

19 Not  Applicable.

22 Not  Applicable.

23 Not  Applicable.

24 Not  Applicable.

27 Not  Applicable.