Form 10-Q
period 2003-05-30
PLYMOUTH RUBBER CO INC
filed 2003-07-14
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                          For Quarter Ended  May 30, 2003
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

                        Yes  X   No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A common stock, par value $ 0.01 -   810,586
Class B common stock, par value $ 0.01 - 1,248,390

                    PLYMOUTH RUBBER COMPANY, INC.


PART I. FINANCIAL INFORMATION

 Item 1. Condensed Financial Statements:                       Page No.

          Condensed Consolidated Statement of Operations and
            Retained Earnings (Deficit)                            2

          Condensed Consolidated Statement of Comprehensive
            Income (Loss)                                          3

          Condensed Consolidated Balance Sheet                     4

          Condensed Consolidated Statement of Cash Flows           5

          Notes to Condensed Consolidated Financial
            Statements                                            6-10

 Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations         11-16

 Item 3. Quantitative and Qualitative Disclosure about
           Market Risks                                           18

 Item 4. Controls and Procedures                                  18

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                       19

 Item 2.  Changes In Securities                                   19

 Item 3.  Defaults Upon Senior Securities                         19

 Item 4.  Submission of Matters to a Vote of Security
           Holders                                                19

 Item 5.  Other Information                                       20

 Item 6.  Exhibits and Reports on Form 8-K                        20

SIGNATURES                                                        21
                                      1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     AND RETAINED EARNINGS (DEFICIT)
            (In Thousands except Share and Per Share Amounts)
                                (Unaudited)


                              Second Quarter Ended          Six Months Ended
                             -----------------------   -----------------------
                               May 30,      May 31,      May 30,      May 31,
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------

Net Sales                   $   18,287   $   17,854   $   31,830   $   31,795
                             ----------   ----------   ----------   ----------
Costs and Expenses:
  Cost of products sold         14,789       13,704       26,560       24,558
  Selling, general and
    administrative               3,282        3,101        6,048        5,916
                             ----------   ----------   ----------   ----------
                                18,071       16,805       32,608       30,474
                             ----------   ----------   ----------   ----------
Operating income (loss)            216        1,049         (778)       1,321
Interest expense                  (466)        (489)        (883)        (984)
Other income                        91           53          132          172
                             ----------   ----------   ----------   ----------
Income (loss) before taxes        (159)         613       (1,529)         509

Benefit (provision) for
  income taxes                     (25)         105          (35)          82
                             ----------   ----------   ----------   ----------
Net income (loss)                 (184)         718       (1,564)         591

Retained earnings (deficit)
  at beginning of period        (5,607)      (4,455)      (4,227)      (4,328)
                             ----------   ----------   ----------   ----------
Retained earnings (deficit)
  at end of period          $   (5,791)  $   (3,737)  $   (5,791)  $   (3,737)
                             ==========   ==========   ==========    =========

Per Share Data:

Basic Earnings (Loss) Per Share:
Net income (loss)           $    (0.09)  $     0.35   $    (0.76)  $     0.29
                             ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding         2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========

Diluted Earnings (Loss) Per Share:
Net income (loss)           $    (0.09)  $     0.34   $    (0.76)  $     0.29
                             ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding         2,058,976    2,092,026    2,058,976    2,067,307
                             ==========   ==========   ==========   ==========









    See Accompanying Notes to Condensed Consolidated Financial Statements

                      PLYMOUTH RUBBER COMPANY, INC.
          CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE
                             INCOME (LOSS)

                            (In Thousands)
                              (Unaudited)

                              Second Quarter Ended          Six Months Ended
                             -----------------------   -----------------------
                               May 30,      May 31,      May 30,      May 31,
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------

Net income (loss)           $     (184)  $      718   $   (1,564)  $      591

Other comprehensive income,
  net of tax:
    Foreign currency
     translation adjustment        128           72          215           57
                             ----------   ----------   ----------   ----------
Other comprehensive income         128           72          215           57
                             ----------   ----------   ----------   ----------
Comprehensive income (loss) $      (56)  $      790   $   (1,349)  $      648
                             ==========   ==========   ==========    =========






   See Accompanying Notes to Condensed Consolidated Financial Statements

                        PLYMOUTH RUBBER COMPANY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                               (In Thousands)

                                         May 30,     Nov. 29,
                                          2003         2002
                                       ----------   ----------
Assets                                 (Unaudited)
Current Assets:
 Cash                                 $        2   $       37
 Accounts receivable, less
  allowance for doubtful
  accounts of $400 and $397
  at May 30, 2003 and
  November 29, 2002                       12,691       11,366


 Inventories:
   Raw materials                           4,094        3,481
   Work in process                         2,021        1,799
   Finished goods                          7,046        6,361
                                       ----------   ----------
                                          13,161       11,641
                                       ----------   ----------

 Prepaid expenses and other
   current assets                            739          984
                                       ----------   ----------
  Total current assets                    26,593       24,028
                                       ----------   ----------
Plant Assets:
 Plant assets                             48,693       47,627
 Less: Accumulated depreciation          (28,026)     (26,199)
                                       ----------   ----------
 Total plant assets, net                  20,667       21,428
                                       ----------   ----------
Other long-term assets                       876          790
                                       ----------   ----------
                                       $  48,136   $   46,246
                                       ==========   ==========

Liabilities and Stockholders' Equity
Current Liabilities:
 Short-term debt                      $   15,430   $   13,314
 Accounts payable                          8,482        7,035
 Accrued expenses                          4,245        4,482
 Current portion of
  long-term obligations                    1,959        1,536
                                       ----------   ----------
 Total current liabilities                30,116       26,367
                                       ----------   ----------
Long-Term Liabilities:
 Borrowings                                8,236        8,972
 Pension obligation                        5,359        5,115
 Deferred tax liability                      143          119
 Other                                     2,569        2,611
                                       ----------   ----------
 Total long-term liabilities              16,307       16,817
                                       ----------   ----------
Stockholders' Equity:
 Preferred stock, $10 par value,
   500,000 shares authorized; no
   shares issued and outstanding              --           --
 Class A voting common stock,
   $0.01 par value, 1,500,000
   shares authorized, 810,586
   shares issued and outstanding               8            8
 Class B non-voting common stock,
   $0.01 par value, 3,500,000
   shares authorized, 1,281,304
   shares issued and 1,248,390
   shares outstanding                         13           13
 Paid in capital                          11,154       11,154
 Retained earnings (deficit)              (5,791)      (4,227)
 Accumulated other
   comprehensive loss                     (3,486)      (3,701)
                                       ----------   ----------
                                           1,898        3,247
 Less: Treasury stock at
   cost (32,914 shares)                     (185)        (185)
                                       ----------   ----------
 Total stockholders' equity                1,713        3,062
                                       ----------   ----------
                                      $   48,136   $   46,246
                                       ==========   ==========

    See Accompanying Notes to Condensed Consolidated Financial Statements

                      PLYMOUTH RUBBER COMPANY, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In Thousands)
                              (Unaudited)



                                          Six Months Ended
                                       -----------------------
                                         May 30,      May 31,
                                          2003         2002
                                       ----------   ----------

Cash flows relating to
  operating activities:
 Net income (loss)                    $   (1,564)  $      591
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
    Depreciation and amortization          1,440        1,479
    Gain on disposal of plant assets          --         (131)
  Changes in assets and liabilities:
    Accounts receivable                     (922)        (929)
    Inventory                             (1,190)      (1,558)
    Prepaid expenses and other
     current assets                          249          398
    Other assets                              16         (109)
    Accounts payable                       1,210       (1,449)
    Accrued expenses                        (293)        (280)
    Pension obligation                       244           75
    Other liabilities                        (68)          (9)
                                       ----------   ----------
Net cash used in operating activities       (878)      (1,922)
                                       ----------   ----------
Cash flows relating to investing
   activities:
 Capital expenditures                       (235)        (115)
 Sale/lease back of plant assets              --           47
 Proceeds from sales of plant assets          --          131
                                       ----------   ----------
Net cash provided by (used in)
  investing activities                      (235)          63
                                       ----------   ----------
Cash flows relating to financing
   activities:
 Net increase (decrease) in
   short-term debt                         2,126        2,256
 Payments on term debt                      (774)        (241)
 Payments on capital leases                 (145)        (114)
                                       ----------   ----------
Net cash provided by financing
  activities                               1,207        1,901
                                       ----------   ----------
Effect of exchange rates on cash            (129)         (24)
                                       ----------   ----------
Net change in cash                           (35)          18
Cash at the beginning of the period           37            7
                                       ----------   ----------
Cash at the end of the period         $        2   $       25
                                       ==========   ==========
Supplemental Disclosure of Cash Flow Information


Cash paid for interest                $      920   $      971
                                       ==========   ==========
Cash paid for income taxes            $       16   $       26
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

(2) The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $3,523,000, the funding requirement for the defined benefit plan of $1,262,000 for the plan year ending
November 30, 2002, the lack of sales growth, and the overall risks associated with the fiscal 2003 plan may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(3) Environmental

The Company has been named as a Potentially Responsible
Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental
Response, Compensation and Liability Act of 1980
("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued
$740,000 as of May 30, 2003 to cover future environmental expenditures related to these claims, which is net of $505,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of May 30, 2003 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment,

                      PLYMOUTH RUBBER COMPANY, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited) (Continued)


containment, and remediation.  The Company has accrued
$290,000 as of May 30, 2003 to cover estimated future environmental cleanup expenditures, which is net of $948,000 payments made to date. Actual future costs may be different from the amount accrued for as of May 30, 2003.

(4) The following table reflects the factors used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of potentially dilutive securities.

                                Second Quarter Ended May 30, 2003
                            ----------------------------------------
                               Loss           Shares       Per Share
                            (Numerator)    (Denominator)      Amount
                            ----------      ----------     ----------
Basic EPS
  Loss available to
   common stockholders    $   (184,000)      2,058,976    $    (0.09)
                                                           ==========
   Effect of dilutive
    stock options (A)              --              --
                            ----------       ----------
Diluted EPS
  Loss available to
   common stockholders
   and assumed
   conversions            $   (184,000)      2,058,976    $    (0.09)
                             ==========      ==========    ==========

                               Second Quarter Ended May 31, 2002
                            ----------------------------------------
                              Income         Shares        Per Share
                            (Numerator)   (Denominator)      Amount
                            ----------      ----------     ----------
Basic EPS
  Income available to
   common stockholders    $    718,000       2,058,976    $     0.35
                                                           ==========
   Effect of dilutive
    stock options (A)              --           33,050
                            ----------       ----------
Diluted EPS
  Income available to
   common stockholders
   and assumed
   conversions            $    718,000       2,092,026    $     0.34
                             ==========      ==========    ==========

(A) Options for 390,225 and 477,739 shares of common stock were outstanding at May 30, 2003 and May 31, 2002, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 20,260 shares of common stock were outstanding at May 30, 2003 but were not included in computing diluted earnings per share because of the loss.

                      PLYMOUTH RUBBER COMPANY, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited) (Continued)

                               Six Months Ended May 30, 2003
                           ----------------------------------------
                               Loss         Shares        Per Share
                           (Numerator)   (Denominator)      Amount
                           ----------      ----------     ----------
Basic EPS
  Loss available to
   common stockholders    $ (1,564,000)      2,058,976    $    (0.76)
                                                           ==========
   Effect of dilutive
    stock options (A)              --              --
                            ----------       ----------
Diluted EPS
  Loss available to
   common stockholders
   and assumed
   conversions            $ (1,564,000)      2,058,976    $    (0.76)
                            ==========       ==========    ==========


                                Six Months Ended May 31, 2002
                           ----------------------------------------
                             Income         Shares       Per Share
                           (Numerator)   (Denominator)     Amount
                           ----------      ----------     ----------
Basic EPS
  Income available to
   commonstockholders    $    591,000        2,058,976    $     0.29
                                                           ==========
   Effect of dilutive
    stock options (A)            --              8,331
                           ----------        ----------
Diluted EPS
  Income available to
   common stockholders
   and assumed
   conversions           $    591,000        2,067,377    $     0.29
                            ==========       ==========    ==========

(B) Options for 321,113 and 505,739 shares of common stock were outstanding at May 30, 2003 and May 31, 2002, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 29,001 shares of common stock were outstanding at May 30, 2003 but were not included in computing diluted earnings per share because of the loss.

In April 2003, the shareholders approved the amendment to the Company's Restated Articles of Organization reducing the par value for Class A and Class B Common Stock from $1.00 per share to $0.01 per share. Accordingly, the value for Class A and Class B Common Stock and Paid in capital on the Condensed Consolidated Balance Sheet, have been adjusted for this change in par value.


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

                      PLYMOUTH RUBBER COMPANY, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited) (Continued)

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

                              Second Quarter Ended          Six Months Ended
                             -----------------------   -----------------------
                               May 30,      May 31,      May 30,      May 31,
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------
Net income (loss), as
    reported:               $     (184)  $      718   $   (1,564)  $      591
Deduct: Total stock-based
    employee compensation
    determined under fair
    value method for all
    awards, net of related
    tax effects                    (35)         (48)         (69)         (96)
                             ----------   ----------   ----------   ----------
Pro forma net income (loss) $     (219)  $      670   $   (1,633) $       495
                             ==========   ==========   ==========   ==========
Earnings per share:

   Basic, as reported      $     (0.09)  $     0.35   $    (0.76) $      0.29
                             ==========   ==========   ==========   ==========
   Basic, pro forma        $     (0.11)  $     0.33   $    (0.79) $      0.24
                             ==========   ==========   ==========   ==========

   Diluted, as reported    $     (0.09)  $     0.34   $    (0.76) $      0.29
                             ==========   ==========   ==========   ==========
   Diluted, pro forma      $     (0.11)  $     0.32   $    (0.79) $      0.24
                             ==========   ==========   ==========   ==========

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

The table below presents information related to Plymouth
Rubber's business segments for the second quarter and six months ended May 30, 2003 and May 31, 2002.

                      PLYMOUTH RUBBER COMPANY, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited) (Continued)

                              Second Quarter Ended          Six Months Ended
                             -----------------------   -----------------------
                               May 30,      May 31,      May 30,      May 31,
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------
Segment sales to
  unaffiliated ,customers:
 Plymouth Tapes             $   15,189   $   14,432   $   28,393   $   28,071
 Brite-Line Technologies         3,098        3,422        3,437        3,724
                             ----------   ----------   ----------   ----------
Consolidated net sales      $   18,287   $   17,854   $   31,830   $   31,795
                             ==========   ==========   ==========    =========
Segment operating income
  (loss):
 Plymouth Tapes             $     (250)  $      521   $     (808)  $    1,179
 Brite-Line Technologies           466          528           30          142
                             ----------   ----------   ----------   ----------
Consolidated segment
   operating income (loss)         216        1,049         (778)       1,321
Interest expense                  (466)        (489)        (883)        (984)
Other income (expense)              91           53          132          172
                             ----------   ----------   ----------   ----------
Consolidated income (loss)
   ,before taxes            $     (159)   $     613   $   (1,529)   $     509
                             ==========   ==========   ==========    =========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

First Six Months, 2003, Compared with First Six Months, 2002

Sales increased 0.1% to $31,830,000 in 2003 from $31,795,000 in
2002. Sales at Plymouth Tapes increased 1.1% to $28,393,000 in 2003 from $28,071,000 in 2002. While sales in the automotive markets increased approximately 4% compared to 2002, sales in all other markets, including the electrical and contractor markets, decreased approximately 3% from 2002, due largely to the economic slowdown in the industrial markets, partially offset by favorable exchange rates on foreign denominated sales. Sales at Brite-Line Technologies decreased 7.7% to $3,437,000 in 2003, from $3,724,000 in 2002.

Gross margin decreased $1,967,000, or 27.2%, to $5,270,000 in
2003 from $7,237,000 in 2002. Gross margin, as a percentage of sales, decreased to 16.6% in 2003 from 22.8% in 2002. Plymouth Tapes' gross margin decreased $1,851,000, or 29.6%, to $4,395,000 in 2003 from $6,246,000 in 2002. Gross margin, as a percentage of sales, decreased to 15.5% in 2003 from 22.3% in 2002. The major factors driving this decrease were: higher raw material purchase prices for 2003, primarily for PVC resins, which accounted for approximately $600,000 of unfavorable margin, or 2.1% of sales; increased manufacturing overhead costs, which accounted for $524,000, or 1.8% of sales, due to higher spending for insurance, pension, utilities, and indirect labor; and overall production yields, which decreased approximately $300,000 or 1.1% of sales, compared to 2002. At Brite-Line Technologies, gross margin decreased $116,000, or 11.7%, to $875,000 in 2003 from $991,000 in 2002 and, as a percentage of sales, decreased to 25.5% in 2003 from 26.6% in 2002 due to lower production levels, which translated into unabsorbed manufacturing cost, partially offset by a decrease in lower margin sales.

Selling, general and administrative expenses in 2003 increased $132,000 to $6,048,000 from $5,916,000 in 2002. Selling, general and administrative expenses, as a percentage of sales, increased to 19.0% in 2003 from 18.6% in 2002. At Plymouth Tapes, selling, general and administrative expenses in 2003 increased $136,000 to $5,203,000 from $5,067,000 in 2002. Selling, general and administrative expenses, as a percentage of sales, increased slightly to 18.3% in 2003 from 18.1% in 2002. The major increases were a $193,000 increase in advertising to support new sales strategies, a $167,000 increase in professional fees for legal, audit, and marketing consulting, a $69,000 increase in salaries and fringe, a $63,000 increase in freight, and a $43,000 increase in travel expenses, mostly offset by a $209,000 absence of a freight loss which occurred in 2002, a $141,000 reduction in deferred compensation expense, a $60,000 decrease in foreign selling costs, and a $40,000 decrease in commissions. At Brite-Line Technologies, selling, general and administrative expenses in 2003 decreased slightly by $4,000 to $845,000 from $849,000 in 2002. Selling, general and administrative expenses, as a percentage of sales, increased to 24.6% from 22.8% in 2002. Increases in travel, salaries, development expenses, and customer-supplied equipment were mostly offset by decreases in bad debt expense and freight.

Interest expense in 2003 decreased 10.3% to $883,000 from $984,000 in 2002, because of a decrease in fees, as well as lower average balances and lower interest rates on both the revolving line of credit and the real estate loan. Other income was $132,000 in 2003, primarily due to foreign exchange gains, compared to $172,000 in 2002, which included a $131,000 gain on the sale of equipment, and $41,000 of miscellaneous income.

The after-tax loss for 2003 was $1,564,000, compared to an after-tax profit of $591,000 in 2002. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2003, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at May 30, 2003 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit.
                                      11

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Second Quarter, 2003, Compared with Second Quarter, 2002

Sales increased 2.4% to $18,287,000 in 2003 from $17,854,000 in
2002. Sales at Plymouth Tapes increased 5.2% to $15,189,000 in 2003 from $14,432,000 in 2002. Sales in the automotive markets increased 3.6% from last year, and sales in all other markets increased 7.8% due largely to small increases in industrial demand. Sales at Brite-Line Technologies decreased 9.5% to $3,098,000 in 2003, from $3,422,000 in 2002, due to a decrease in foreign sales.

Gross margin in 2003 decreased $652,000, or 15.7%, to $3,498,000 in 2003 from $4,150,000 in 2002. Gross margin, as a percentage of sales, decreased to 19.1% in 2003 from 23.2% in 2002.
Plymouth Tapes' gross margin in 2003 decreased $615,000, or 19.8%, to $2,493,000 in 2003 from $3,108,000 in 2002. Plymouth
Tapes' gross margin, as a percentage of sales, decreased to 16.4% in 2003 from 21.5% in 2002. The major factors driving this decrease were: higher raw material purchase prices for 2003, primarily for PVC resins, which accounted for approximately $340,000 of unfavorable margin, or 2.2% of sales; increased manufacturing overhead costs, which accounted for $230,000, or 1.5% of sales, due to higher spending for insurance, pension, utilities, and indirect labor; and overall production yields, which decreased approximately $180,000, or 0.6% of sales, compared to 2002. At Brite-Line Technologies, gross margin in 2003 decreased $37,000 to $1,005,000 in 2003 from $1,042,000 in
2002 and, as a percentage of sales, increased to 32.4% in 2003 from 30.5% in 2002 due to a decrease in lower margin sales, partially offset by lower production levels, which translated into unabsorbed manufacturing costs.

Selling, general and administrative expenses in 2003 increased $181,000, or 5.8%, to $3,282,000 from $3,101,000 in 2002.
Selling, general and administrative expenses, as a percentage of sales, increased to 17.9% in 2003 from 17.4% in 2002. At Plymouth Tapes, selling, general and administrative expenses in 2003 increased $156,000, or 6.0%, to $2,743,000 from $2,587,000 in
2002. Plymouth Tapes' selling, general and administrative expenses, as a percentage of sales, increased slightly to 18.1% in 2003 from 17.9% in 2002. The major increases were a $159,000 increase in advertising to support new sales strategies, a $63,000 increase in professional fees for legal, audit, and marketing consulting, a $64,000 increase in freight, and a $63,000 increase in salaries and fringe, partially offset by a $141,000 reduction in deferred compensation expense, and a $42,000 decrease in foreign selling costs. At Brite-Line Technologies, selling, general and administrative expenses in 2003 increased $25,000, or 4.9%, to $539,000 from $514,000 in
2002. Brite-Line Technologies' selling, general and administrative expenses, as a percentage of sales, increased to 17.4% in 2003 from 15.0% in 2002. Increases in customer-supplied equipment and advertising were partially offset by decreases in bad debt expense and freight.

Interest expense in 2003 decreased 4.7% to $466,000 from $489,000 in 2002, because of lower average balances and lower interest rates on both the revolving line of credit and the real estate loan, as well as a decrease in fees. Other income was $91,000 in 2003, including $87,000 of foreign exchange gains, compared to $53,000 in 2002, which included $32,000 of foreign exchange gains, and $20,000 of miscellaneous income.

The after-tax loss for 2003 was $184,000, compared to an after-tax profit of $718,000 in 2002. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2003, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at May 30, 2003 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit.

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

As of May 30, 2003, the Company had approximately $867,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of collateral limitations.

The Company's working capital position decreased from a negative $2,339,000 at November 29, 2002 to a negative $3,523,000 at May
30, 2003, due to a $2,116,000 increase in short term debt, a $1,447,000 increase in accounts payable, a $423,000 increase in the current portion of long term borrowings, a $245,000 decrease in prepaid and other current assets, and a $35,000 decrease in cash, partially offset by a $1,520,000 increase in inventory, a $1,325,000 increase in accounts receivable, and a $237,000 decrease in accrued expenses.

During the second quarter of 2002, the Company received a funding waiver from the Internal Revenue Service ("IRS") for the $855,000 payment due to its defined benefit plan for the year ended November 30, 2001, conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2002 and November 30, 2003. This waiver amount was added in equal installments as an additional payment due in each the five succeeding plan years. Also during the second quarter of 2003, the Company notified the Pension Benefit Guaranty Corporation that the Company intended to make the $1,262,000 contribution for the following plan year ending November 30, 2002 by the final due date of August 15, 2003, instead of on a quarterly basis. During the first quarter of 2003, the Company requested a partial funding waiver from the Internal Revenue Service for $1,030,000 of the $1,262,000 payment due for the plan year ending November 30, 2002. During the second and third quarters of 2003, the Internal Revenue Service and the Pension Benefit Guaranty Corporation, who is also reviewing the waiver request, have requested additional information, which the Company has provided. As of July 14, 2003, the Company had not been notified of the Internal Revenue Service's decision. Should a waiver not be granted, and should the Company not be able to make all of the minimum funding payments due by August 15, 2003, the Company would be required to notify the IRS, the Pension Benefit Guaranty Corporation, and the Pension Plan participants. The IRS would assess an excise tax of 10% on the amount of the payment shortfall, which would be currently payable, and the Pension Benefit Guaranty Corporation would impose a tax lien on the Company for the amount of payment shortfall. The Pension Benefit Guaranty Corporation could choose to take one or more additional actions, which could include having the Company continue funding the plan at some level, asking the Company for additional security, taking over the Plan, terminating the Plan, or other possibilities. Some of these possible actions could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $3,523,000, the funding requirement for the defined benefit plan of $1,262,000 for the plan year ending November 30, 2002, the lack of sales growth, and the overall risks associated with the fiscal 2003 plan may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's belief that cash flows generated from operations, and available incremental borrowings will be sufficient to meet the Company's liquidity needs during fiscal 2003. Management has also identified and implemented a number of additional expense reductions possible in 2003, including the deferral of certain planned personnel replacements or additions, the deferral of certain planned marketing expenses, and reduced product costs through materials substitutions. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

Cash used in operating activities was $878,000 in 2003, as compared to $1,922,000 in 2002. The major factors contributing to cash used in operating activities were net loss of $1,564,000, an increase in inventory of $1,190,000, an increase in accounts receivable of $922,000, a decrease in accrued expenses of $293,000, and a decrease in other liabilities of $68,000, partially offset by depreciation and amortization of $1,440,000, an increase in accounts payable of $1,210,000, a decrease in prepaid expenses of $249,000, an increase in pension obligation of $244,000, and a $16,000 decrease in other assets. Additional short-term borrowings of $2,126,000 were used to provide this operating cash, pay off term debt and capital leases of $919,000, and for capital expenditures of $235,000.

On May 23, 2003, the Company received notification from the American Stock Exchange (the "AMEX") that, as of the first quarter of fiscal 2003, the Company was not in compliance with AMEX listing requirements, due to shareholders' equity being less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years. In order to maintain the listing of its common stock on AMEX, Plymouth was required to submit a plan by June 23, 2003, subject to acceptance by AMEX, describing actions to be taken to bring it into compliance with listing requirements within 18 months. On June 23, 2003 the Company submitted to the American Stock Exchange a plan describing the program by which the Company will be brought back into compliance with AMEX's listing requirements by the end of November 2004. The filing of the Plan is subject to acceptance by AMEX and may result in an extension of time, up to 18 months, for the Company to regain compliance with AMEX listing standards.

A summary of the Company's cash requirements related to its outstanding long term debt and future minimum lease payments is as follows:

Fiscal Year:    Long Term Debt    Operating Lease           Total
                                    Commitments
                 -----------         -----------        ------------
  2003          $    617,000        $    278,000      $      895,000
  2004             1,630,000             535,000           2,165,000
  2005             5,771,000             296,000           6,067,000
  2006               606,000              95,000             701,000
  2007               663,000                  --             663,000
  Thereafter         302,000                  --             302,000
                 -----------         -----------        ------------
  Total         $  9,589,000        $  1,204,000       $  10,793,000
                 ===========         ===========        ============

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

In June 2002, the FASB issued Statement No. 146 (FAS 146),
Accounting for Costs Associated with Exit or Disposal Activities, which eliminates Emerging Issues Task Force (EITF) Issue No. 94-
3, Liability Recognition for Certain Employee Termination
Benefits and Other Costs to Exit an

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

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("FAS 149") which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently assessing the financial impact of adopting FAS 149 in fiscal year 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15,
2003.   The Company does not expect the provision of this
statement to have a significant impact on the statement of financial position.

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

                      PLYMOUTH RUBBER COMPANY, INC.

Item 3. Quantitative and Qualitative Disclosure about Market
Risks

At May 30, 2003, the carrying value of Company's debt totaled $25.6 million, which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At May 30, 2003, the Company had fixed rate debt of $9.5 million and variable rate debt of $16.1 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one-percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $183,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $161,000, holding other variables constant.

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

The Company's Annual Meeting was held on April 25,
2003.

The following members were elected to the Company's
Board of Directors to hold office for the ensuing three-year term:

     Nominees                   In Favor      Opposed
Maurice J. Hamilburg,
Sumner Kaufman and
   Duane E. Wheeler               674,105        220

The results on the voting of the following additional item were as follows:

Approval of the amendment to the Company's Restated
Articles of Organization reducing the par value for Class A and Class B Common Stock from $1.00 per share to $0.01 per share.

         In Favor     Opposed     Abstain
          671,495       280        2,550

Approval of the adoption of 2002 Non-Employee
Director Stock Option Plan

         In Favor     Opposed     Abstain
          551,330      2,432       1,363

The ratification of the appointment of
PricewaterhouseCoopers LLP as independent auditors of the Company for the next fiscal year:

        In Favor      Opposed     Abstain
         645,967           2       1,353

                       PLYMOUTH RUBBER COMPANY, INC.

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




Date:  July 14, 2003

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

Date: July 14, 2003             /s/ Maurice J Hamilburg
                                    Maurice J. Hamilburg
                                    President and Co-Chief
                                    Executive Office

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

Date: July 14, 2003             /s/ Joseph D. Hamilburg
                                    Joseph D. Hamilburg
                                    Chairman and Co-Chief
                                    Executive Officer

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

Date: July 14, 2003             /s/ Joseph J. Berns
                                    Joseph Berns, Vice
                                    President-Finance and
                                    Chief Financial Office

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

4.14 Promissory Note between Plymouth Rubber Company, Inc. and
General Electric Capital Corporation dated December 3,
1997 - incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended
November 27, 1998.

4.15 Promissory Note between Plymouth Rubber Company, Inc. and
General Electric Capital Corporation dated April 13, 1998
- incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended
November 27, 1998.

4.16 Promissory Note between Plymouth Rubber Company, Inc. and
General Electric Capital Corporation dated November 12,
1998 - incorporated by reference to Exhibit 4.16 to the Company's report on Form 10-K for the year ended November
27, 1998.

4.17 Promissory Note between Plymouth Rubber Company, Inc. and
General Electric Capital Corporation dated November 25,
1998 - incorporated by reference to Exhibit 4.17 to the Company's report on Form 10-K for the year ended November
27, 1998.

4.18 Amendments to Loan and Security Agreement between Plymouth
Rubber Company, Inc., and LaSalle National Bank dated July
15, 1998 and February 18, 1999 - incorporated by reference to Exhibit 4.18 to the Company's report on Form 10-Q for the quarter ended February 26, 1999.

4.19 Amendment to Loan and Security Agreement between Brite-Line
Technologies, Inc., and LaSalle National Bank dated
February 18, 1999 - incorporated by reference to Exhibit
4.19 to the Company's report on Form 10-Q for the quarter ended February 26, 1999.

4.20 Promissory Note between Plymouth Rubber Company, Inc. and General Electric Capital Corporation dated June 29, 1999 - incorporated by reference to Exhibit 4.20 to the Company's report on Form 10-Q for the quarter ended August 26, 1999.

4.21 First Amended and Restated Schedule A - Special Provisions
to Loan and Security Agreement between Plymouth Rubber
Company, Inc., and LaSalle National Bank dated June 16,
1999 - incorporated by reference to Exhibit 4.21 to the
Company's report on Form 10-Q for the quarter ended March
3, 2000.
                                      26

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