Form 10-Q
period 2003-08-29
PLYMOUTH RUBBER CO INC
filed 2003-10-14
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended: August 29, 2003       Commission File Number: 1-5197


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

                                PLYMOUTH RUBBER COMPANY, INC.


PART I. FINANCIAL INFORMATION

 Item 1.  Condensed Financial Statements:                  Page No.

Condensed Consolidated Statement of Operations and
 Retained Earnings (Deficit). . . . . . . . . . . . . . . .   2

Condensed Consolidated Statement of Comprehensive
 Income (Loss) . . . . . . . . . . . . . . . . . . . . . . .  3

Condensed Consolidated Balance Sheet . . . . . . . . . . . .  4

Condensed Consolidated Statement of Cash Flows . . . . . . .  5

Notes to Condensed Consolidated Financial Statements . . . .  6-9

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations  . . . . . . . . . . .  10-16

Item 3. Quantitative and Qualitative Disclosure about
  Market Risks . . . . . . . . . . . . . . . . . . . . . . .  17

Item 4.  Controls and Procedures . . . . . . . . . . . . . .  17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .  18

Item 2.  Changes In Securities . . . . . . . . . . . . . . .  18

Item 3.  Defaults Upon Senior Securities . . . . . . . . . .  18

Item 4.  Submission of Matters to a Vote of Security Holders  18

Item 5.  Other Information . . . . . . . . . . . . . . . . .  18

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .  18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          PLYMOUTH RUBBER COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)

               (In Thousands except Share and Per Share Amounts)
                                   (Unaudited)


                                Third Quarter Ended        Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 29,     Aug. 30,     Aug. 29,     Aug. 30,
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------

Net Sales . . . . . . . . .  $  15,970    $  17,061    $  47,800    $  48,856
                             ----------   ----------   ----------   ----------
Costs and Expenses:
 Cost of products sold. . .     13,725       13,335       40,285       37,893
 Selling, general and
     administrative . . . .      2,775        2,700        8,823        8,616
                             ----------   ----------   ----------   ----------
                                16,500       16,035       49,108       46,509
                             ----------   ----------   ----------   ----------
Operating income (loss) . .       (530)       1,026       (1,308)       2,347
Interest expense. . . . . .       (455)        (540)      (1,338)      (1,524)
Other income (expense), net       (117)          27           15          199
                             ----------   ----------   ----------   ----------
Income (loss) before taxes      (1,102)         513       (2,631)       1,022
Benefit (provision) for
 income taxes . . . . . . .        (16)          (4)         (51)          78
                             ----------   ----------   ----------   ----------
Net income (loss) . . . . .     (1,118)         509       (2,682)       1,100

Retained earnings (deficit)
  at beginning of period. .     (5,791)      (3,737)      (4,227)      (4,328)
                             ----------   ----------   ----------   ----------
Retained earnings (deficit)
  at end of period. . . . .  $  (6,909)   $  (3,228)   $  (6,909)   $  (3,228)
                             ==========   ==========   ==========   ==========

Per Share Data:

Basic Earnings (Loss) Per Share:

Net income (loss) . . . . .  $   (0.54)   $    0.25    $   (1.30)   $    0.53
                             ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding. . . .  2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========

Diluted Earnings (Loss) Per Share:

Net income (loss) . . . . .  $   (0.54)   $    0.23    $   (1.30)   $    0.52
                             ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding. . . .  2,058,976    2,207,260    2,058,976    2,104,666
                             ==========   ==========   ==========   ==========











     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
       CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                               (In Thousands)
                                 (Unaudited)


                               Third Quarter Ended         Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 29,     Aug. 30,     Aug. 29,     Aug. 30,
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------

Net income (loss) . . . . .  $  (1,118)    $    509    $  (2,682)   $   1,100

Other comprehensive income
(loss), net of tax:
  Foreign currency
   translation adjustment .       (118)          44           97          101
                             ----------   ----------   ----------   ----------
  Other comprehensive
   income (loss). . . . . .       (118)          44           97          101
                             ----------   ----------   ----------   ----------

Comprehensive income (loss)  $  (1,236)   $     553    $  (2,585)   $   1,201
                             ==========   ==========   ==========   ==========







     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (In Thousands)


                                                        Aug. 29,      Nov. 29,
                                                          2003          2002
                                                       ----------   ----------
                                                       (Unaudited)

Assets
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . .  $       7    $      37
   Accounts receivable, less allowance for
     doubtful accounts of $344 and $397 at
     August 29, 2003 and November 29, 2002. . . . . .     10,997       11,366

   Inventories:
      Raw materials . . . . . . . . . . . . . . . . .      4,448        3,481
      Work in process . . . . . . . . . . . . . . . .      2,090        1,799
      Finished goods. . . . . . . . . . . . . . . . .      6,255        6,361
                                                       ----------   ----------
                                                          12,793       11,641
                                                       ----------   ----------
   Prepaid expenses and other current assets. . . . .        345          984
                                                       ----------   ----------
       Total current assets . . . . . . . . . . . . .     24,142       24,028
                                                       ----------   ----------
Plant Assets:
   Plant assets . . . . . . . . . . . . . . . . . . .     48,364       47,627
   Less:  Accumulated depreciation. . . . . . . . . .    (28,528)     (26,199)
                                                       ----------   ----------
          Total plant assets, net . . . . . . . . . .     19,836       21,428
                                                       ----------   ----------
Other long-term assets. . . . . . . . . . . . . . . .        832          790
                                                       ----------   ----------
                                                       $  44,810    $  46,246
                                                       ==========   ==========

Liabilities and Stockholders' Equity

Current Liabilities:
   Short-term debt. . . . . . . . . . . . . . . . . .  $  14,801    $  13,314
   Accounts payable . . . . . . . . . . . . . . . . .      8,141        7,035
   Accrued expenses . . . . . . . . . . . . . . . . .      4,119        4,482
   Current portion of long-term obligations . . . . .      1,804        1,536
                                                       ----------   ----------
       Total current liabilities. . . . . . . . . . .     28,865       26,367
                                                       ----------   ----------

Long-Term Liabilities:
   Borrowings . . . . . . . . . . . . . . . . . . . .      7,870        8,972
   Pension obligation . . . . . . . . . . . . . . . .      4,914        5,115
   Deferred tax liability . . . . . . . . . . . . . .        131          119
   Other. . . . . . . . . . . . . . . . . . . . . . .      2,553        2,611
                                                       ----------   ----------
       Total long-term liabilities. . . . . . . . . .     15,468       16,817
                                                       ----------   ----------
Stockholders' Equity:
   Preferred stock, $10 par value, 500,000 shares
     authorized: no shares issued and outstanding . .         --           --
   Class A voting common stock, $0.01 par value,
     1,500,000 shares authorized, 810,586 shares
     issued and outstanding . . . . . . . . . . . . .          8            8
   Class B non-voting common stock, $0.01 par value,
     3,500,000 shares authorized, 1,281,304 shares
     issued and 1,281,390 shares outstanding. . . . .         13           13
   Paid in capital. . . . . . . . . . . . . . . . . .     11,154       11,154
   Retained earnings (deficit). . . . . . . . . . . .     (6,909)      (4,227)
   Accumulated other comprehensive loss . . . . . . .     (3,604)      (3,701)
                                                       ----------   ----------
                                                             662        3,247
   Less: Treasury stock at cost (32,914 shares) . . .       (185)        (185)
                                                       ----------   ----------
       Total stockholders' equity . . . . . . . . . .        477        3,062
                                                       ----------   ----------
                                                       $  44,810    $  46,246
                                                       ==========   ==========





     See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)



                                                          Nine Months Ended
                                                       -----------------------
                                                        Aug. 29,      Aug. 30,
                                                          2003          2002
                                                       ----------   ----------

Cash flows relating to operating activities:
   Net income (loss). . . . . . . . . . . . . . . . .  $  (2,682)    $  1,100
     Adjustments to reconcile net income (loss)
      to net cash used in operating
      activities:
       Depreciation and amortization. . . . . . . . .      2,150        2,198
       Gain on disposal of plant assets . . . . . . .         --         (131)
   Changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . .        560          185
       Inventory. . . . . . . . . . . . . . . . . . .     (1,004)      (1,009)
       Prepaid expenses and other current assets. . .        640          301
       Other assets . . . . . . . . . . . . . . . . .       (102)        (106)
       Accounts payable . . . . . . . . . . . . . . .        989       (2,925)
       Accrued expenses . . . . . . . . . . . . . . .        (57)        (179)
       Pension obligation . . . . . . . . . . . . . .       (531)         110
       Other liabilities. . . . . . . . . . . . . . .        (71)         (77)
                                                       ----------   ----------
Net cash used in operating activities . . . . . . . .       (108)        (533)
                                                       ----------   ----------

Cash flows relating to investing activities:
   Capital expenditures . . . . . . . . . . . . . . .       (286)        (342)
   Sale/lease back of plant assets. . . . . . . . . .         --           49
   Proceeds from sales of plant assets. . . . . . . .         --          131
                                                       ----------   ----------
Net cash used in investing activities . . . . . . . .       (286)        (162)
                                                       ----------   ----------

Cash flows relating to financing activities:
   Net increase in short-term debt. . . . . . . . . .      1,355        1,272
   Payments on term debt. . . . . . . . . . . . . . .       (788)        (395)
   Payments on capital leases . . . . . . . . . . . .       (266)        (147)
                                                       ----------   ----------
Net cash provided by financing activities . . . . . .        301          730
                                                       ----------   ----------

Effect of exchange rates on cash. . . . . . . . . . .         63          (42)
                                                       ----------   ----------
Net change in cash. . . . . . . . . . . . . . . . . .        (30)          (7)
Cash at the beginning of the period . . . . . . . . .         37            7
                                                       ----------   ----------
Cash at the end of the period . . . . . . . . . . . .  $       7    $      --
                                                       ==========   ==========

Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . . . . . . . . . . . .  $   1,250    $   1,371
                                                       ==========   ==========
Cash paid for income taxes. . . . . . . . . . . . . .  $      24    $      27
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

(2) The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The negative working capital position of $4,723,000, the lack of sales growth, and the overall risks associated with the remainder of fiscal 2003 and 2004 may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is management's belief that cash flows generated from operations and available incremental borrowings and/or additional financing will be sufficient to meet the Company's liquidity needs during fiscal 2003 and 2004. Management has also identified a number of additional expense reductions possible during the fourth quarter of 2003, including wage and salary reductions, the deferral of certain personnel replacements or additions, the deferral of certain marketing expenses, reduced product costs through materials substitutions, and decreased usage of certain operating supplies and had also obtained a waiver from the IRS relative to pension contributions. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operating as a going concern.

(3) Environmental

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $740,000 as of August 29, 2003 to cover future environmental expenditures related to these claims, which is net of $505,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of August 29, 2003 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs.
The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the

                       PLYMOUTH RUBBER COMPANY, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)


retention of an independent Licensed Site Professional, investigation, assessment, containment, and remediation. The Company has accrued $281,000 as of August 29, 2003 to cover estimated future environmental cleanup expenditures, which is net of $957,000 payments made to date. Actual future costs may be different from the amount accrued for as of August 29, 2003.

(4) The following table reflects the factors used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of potentially dilutive securities.



                             Third Quarter Ended (A)    Nine Months Ended (B)
                             -----------------------   -----------------------
                              Aug. 29,     Aug. 30,     Aug. 29,     Aug. 30,
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------
                               (In thousands except share and per share data)
 Basic earnings (loss) per share
-------------------------------
Net income (loss) available
 to common stockholders . .  $  (1,118)   $     509   $   (2,682)   $   1,100
                              ==========   ==========   ==========   ==========
Weighted average shares . .  2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========
Net income (loss) per share  $   (0.54)   $    0.25   $    (1.30)   $    0.53
                             ==========   ==========   ==========   ==========

Diluted earnings (loss) per share
---------------------------------
Net income (loss) available
 to common stockholders . .  $  (1,118)   $     509   $   (2,682)   $   1,100
                             ==========   ==========   ==========   ==========
Weighted average shares . .  2,058,976    2,058,976    2,058,976    2,058,976
Effect of diluted
   stock options. . . . . .         --      148,284           --       45,690
                             ----------   ----------   ----------   ----------
Diluted weighted average
   shares . . . . . . . . .  2,058,976    2,207,260    2,058,976    2,104,666
                             ==========   ==========   ==========   ==========
Net income (loss) per share  $   (0.54)   $    0.23    $   (1.30)   $    0.52
                             ==========   ==========   ==========   ==========


(A) Options for 556,998 and 231,246 shares of common stock were outstanding at August 29, 2003 and August 30, 2002, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive.


(B) Options for 469,641 and 444,241 shares of common stock were outstanding at August 29, 2003 and August 30, 2002, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 102,967 shares of common stock were outstanding at August 29, 2003 but were not included in computing diluted earnings per share because of the loss.

                       PLYMOUTH RUBBER COMPANY, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)


In April 2003, the shareholders approved an amendment to the Company's Restated Articles of Organization reducing the par value for Class A and Class B Common Stock from $1.00 per share to $0.01 per share. Accordingly, the value for Class A and Class B Common Stock and Paid in capital on the Condensed Consolidated Balance Sheet, have been adjusted for this change in par value for all periods presented.


(5) Stock Compensation. The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company uses the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees, because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 148, which the Company adopted during the first quarter of fiscal 2003, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                               Third Quarter Ended         Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 29,     Aug. 30,     Aug. 29,     Aug. 30,
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------

Net income (loss)
 as reported. . . . . . . .  $  (1,118)    $    509    $  (2,682)   $   1,100

Deduct: Total stock-based
  employee compensation
  determined under fair
  value method for all
  awards, net of related
  tax effects . . . . . . .        (35)         (48)        (104)        (144)
                             ----------   ----------   ----------   ----------

Pro forma net loss. . . . .  $  (1,153)   $     461    $  (2,786)   $     956
                             ==========   ==========   ==========   ==========

Earnings per share:
  Basic, as reported. . . .  $   (0.54)   $    0.25    $   (1.30)   $    0.53
                             ==========   ==========   ==========   ==========
  Basic, pro forma. . . . .  $   (0.56)   $    0.22    $   (1.35)   $    0.46
                             ==========   ==========   ==========   ==========
  Diluted, as reported. . .  $   (0.54)   $    0.23    $   (1.30)   $    0.52
                             ==========   ==========   ==========   ==========
  Diluted, pro forma. . . .  $   (0.56)   $    0.21    $   (1.35)   $    0.45
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

The table below presents information related to Plymouth
Rubber's business segments for the second quarter and six months ended August 29, 2003 and August 30, 2002.


                               Third Quarter Ended         Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 29,     Aug. 30,     Aug. 29,     Aug. 30,
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------

Segment sales to
 unaffiliated customers:
  Plymouth Tapes. . . . . .  $  12,970    $  13,361    $  41,363    $  41,432
  Brite-Line Technologies .      3,000        3,700        6,437        7,424
                             ----------   ----------   ----------   ----------
  Consolidated net sales. .  $  15,970    $  17,061    $  47,800    $  48,856
                             ==========   ==========   ==========   ==========
Segment operating
 income (loss):
  Plymouth Tapes. . . . . .  $    (947)   $     153    $  (1,755)   $   1,332
  Brite-Line Technologies .        417          873          447        1,015
                             ----------   ----------   ----------   ----------
Consolidated segment
 operating income (loss). .       (530)       1,026       (1,308)       2,347

Interest expense. . . . . .       (455)        (540)      (1,338)      (1,524)
Other income (expense). . .       (117)          27           15          199
                             ----------   ----------   ----------   ----------
Consolidated income
 (loss),before taxes. . . . $   (1,102)   $     513    $  (2,631)   $   1,022
                             ==========   ==========   ==========   ==========

Item 2.  Management's Discussion and Analysis of Financial Conditions and
             Results of Operations


First Nine Months, 2003, Compared with First Nine Months, 2002

Sales decreased 2.2% to $47,800,000 in 2003 from $48,856,000 in
2002. Sales at Plymouth Tapes decreased 0.2% to $41,363,000 in 2003 from $41,432,000 in 2002. Sales in the automotive markets decreased approximately 1% compared to 2002, due to lower demand in the third quarter, while sales in all other markets increased approximately 1% from 2002, due to increases in the retail market, partially offset by decreases in other markets. Sales at Brite-Line Technologies decreased 13.3% to $6,437,000 in 2003, from $7,424,000 in 2002, due to delays in highway construction spending.

Gross margin decreased $3,448,000, or 31.5%, to $7,515,000 in 2003 from $10,963,000 in 2002. Gross margin, as a percentage of sales, decreased to 15.7% in 2003 from 22.4% in 2002. Plymouth Tapes' gross margin decreased $2,799,000, or 32.4%, to $5,830,000 in 2003 from $8,629,000 in 2002. Gross margin, as a percentage of sales, decreased to 14.1% in 2003 from 20.8% in 2002. The two major factors driving this decrease were: higher raw material purchase prices for 2003, primarily for PVC resins, which accounted for approximately $950,000 of unfavorable margin, or 2.3% of sales; and increased manufacturing overhead costs, which accounted for over $900,000, or 2.2% of sales, due to higher spending for health and business insurance, utilities, pension, indirect labor, and equipment maintenance. Other contributing factors to the reduction in gross margin were lower production yields and decreased production levels, which translated into additional unabsorbed manufacturing costs. At Brite-Line Technologies, gross margin decreased $649,000, or 27.8%, to $1,685,000 in 2003 from $2,334,000 in 2002 and, as a percentage of sales, decreased to 26.2% in 2003 from 31.4% in 2002. The two major factors driving this decrease were lower production levels, which translated into higher unabsorbed manufacturing cost, and higher purchase prices for raw materials.

Selling, general and administrative expenses in 2003 increased $207,000 to $8,823,000 from $8,616,000 in 2002. Selling, general and administrative expenses, as a percentage of sales, increased to 18.5% in 2003 from 17.6% in 2002. At Plymouth Tapes, selling, general and administrative expenses in 2003 increased $288,000 to $7,585,000 from $7,297,000 in 2002. Selling, general and administrative expenses, as a percentage of sales, increased slightly to 18.3% in 2003 from 17.6% in 2002. The major increases were a $208,000 increase in advertising to support new sales strategies, a $242,000 increase in professional fees for legal, audit, and marketing consulting, a $146,000 increase in salaries and fringe benefits, a $120,000 increase in freight, and a $47,000 increase in travel expenses, partially offset by a $186,000 absence of a freight loss which occurred in 2002, a $141,000 reduction in deferred compensation expense, a $84,000 decrease in foreign selling costs, and a $33,000 decrease in commissions. At Brite-Line Technologies, selling, general and administrative expenses in 2003 decreased $81,000 to $1,238,000 from $1,319,000 in 2002. Selling, general and administrative expenses, as a percentage of sales, increased to 19.2% from 17.8% in 2002, because of the lower sales. Decreases in freight ($40,000) and professional fees ($44,000) were partially offset by an increase in travel expense $(42,000).

Interest expense in 2003 decreased 12.2% to $1,338,000 from $1,524,000 in 2002, because of lower average balances and lower interest rates on the revolving line of credit, lower average balances on term debt, and lower fees. Other income was $15,000 in 2003, primarily due to foreign exchange gains, compared to $199,000 in 2002, which included a $131,000 gain on the sale of equipment, $42,000 of miscellaneous income, and $23,000 of foreign exchange gains.

The after-tax loss for 2003 was $2,682,000, compared to an after-tax profit of $1,100,000 in 2002. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2003, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at August 29, 2003 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit.

Item 2.  Management's Discussion and Analysis of Financial Conditions
             and Results of Operations          (Continued)


Third Quarter, 2003, Compared with Third Quarter, 2002

Sales decreased 6.4% to $15,970,000 in 2003 from $17,061,000 in
2002. Sales at Plymouth Tapes decreased 2.9% to $12,970,000 in 2003 from $13,361,000 in 2002. Sales in the automotive markets decreased 11.4% from last year, and sales in all other markets increased 9.9% due largely to increases in the contractor/industrial and retail markets. Sales at Brite-Line Technologies decreased 18.9% to $3,000,000 in 2003, from $3,700,000 in 2002, due to delays in highway construction spending.

Gross margin in 2003 decreased $1,481,000, or 39.7%, to $2,245,000 in 2003 from $3,726,000 in 2002. Gross margin, as a percentage of sales, decreased to 14.1% in 2003 from 21.8% in 2002. Plymouth Tapes' gross margin in 2003 decreased $948,000, or 39.8%, to $1,435,000 in 2003 from $2,383,000 in 2002. Plymouth Tapes' gross margin, as a percentage of sales, decreased to 11.1% in 2003 from 17.8% in 2002. The two major factors driving this decrease were higher raw material purchase prices for 2003, primarily for PVC resins, which accounted for approximately $350,000 of unfavorable margin, or 2.7% of sales; and increased manufacturing overhead costs, which accounted for $390,000, or 3.0% of sales, due to higher spending for health and business insurance, utilities, and pension. Another contributing factor to the reduction in gross margin was decreased production levels, which translated into additional unabsorbed manufacturing costs. At Brite-Line Technologies, gross margin in 2003 decreased $533,000 to $810,000 in 2003 from $1,343,000 in 2002 and, as a percentage of sales, decreased to 27.0% in 2003 from 36.3% in 2002. The major factors causing this decrease were lower sales, which contributed a lower level of gross margin, reduced production activity, which translated into unabsorbed manufacturing costs, and higher prices for raw materials.

Selling, general and administrative expenses in 2003 increased $75,000, or 2.8%, to $2,775,000 from $2,700,000 in 2002. Selling, general and administrative expenses, as a percentage of sales, increased to 17.4% in 2003 from 15.8% in 2002. At Plymouth Tapes, selling, general and administrative expenses in 2003 increased $152,000, or 6.8%, to $2,382,000 from $2,230,000 in 2002. Plymouth
Tapes' selling, general and administrative expenses, as a percentage of sales, increased to 18.4% in 2003 from 16.7% in 2002. Increases included a $77,000 increase in salaries and fringe benefits and a $57,000 increase in freight; partially offsetting decreases including a $35,000 reduction in bad debt expense and a $24,000 decrease in foreign selling costs. At Brite-Line Technologies, selling, general and administrative expenses in 2003 decreased $77,000, or 16.4%, to $393,000 from $470,000 in 2002. Brite-Line
Technologies' selling, general and administrative expenses, as a percentage of sales, increased to 13.1% in 2003 from 12.7% in 2002. A decrease of $59,000 in salaries and fringe benefits and a $36,000 reduction in professional fees were partially offset by an increase of $68,000 in bad debt expense.

Interest expense in 2003 decreased 15.7% to $455,000 from $540,000 in 2002, because of lower average balances and lower interest rates on both the revolving line of credit and the real estate loan, lower average balance on term debt, and lower fees. Other expense was $117,000 in 2003, due to foreign exchange losses, compared to $27,000 of other income in 2002, due to foreign exchange gains.

The after-tax loss for 2003 was $1,118,000, compared to an after-tax profit of $509,000 in 2002. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2003, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at August 29, 2003 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit.

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

As of August 29, 2003, the Company had approximately $70,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of collateral limitations.

The Company's working capital position decreased from a negative $2,339,000 at November 29, 2002 to a negative $4,723,000 at August 29, 2003, due to a $1,487,000 increase in short term debt, a $1,106,000 increase in accounts payable, a $639,000 decrease in prepaid and other current assets, a $369,000 decrease in accounts receivable, a $268,000 increase in the current portion of long term borrowings, and a $30,000 decrease in cash, partially offset by a $1,152,000 increase in inventory, and a $363,000 decrease in accrued expenses.

During the second quarter of 2002, the Company received a funding waiver from the Internal Revenue Service (the "IRS") for the $855,000 payment due to its defined benefit plan for the year ended November 30, 2001, conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2002 and November 30, 2003. This waiver amount was added in equal installments as an additional payment due in each the five succeeding plan years. Also during the second quarter of 2003, the Company notified the Pension Benefit Guaranty Corporation (the "PBGC") that the Company intended to make the $1,262,000 contribution for the following plan year ending November 30, 2002 by the final due date of August 15, 2003, instead of on a quarterly basis. During the first quarter of 2003, the Company requested a partial funding waiver from the IRS for $1,030,000 of the $1,262,000 payment due for the plan year ending November 30, 2002. On August 15, 2003 the Company made a $232,000 payment to satisfy part of the minimum funding requirement for the plan year ending November 30, 2002. During the fourth quarter of 2003, the Company received a funding waiver from the IRS for the $1,030,000 remaining payment due, conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2003 and November 30, 2004, and on the waiver amount of $1,030,000 being secured, in a manner acceptable to the PBGC, by September 10, 2004.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of

Item 2.  Management's Discussion and Analysis of Financial Conditions
             and Results of Operations          (Continued)


business. The negative working capital position of $4,723,000, the lack of sales growth, and the overall risks associated with the remainder of fiscal 2003 and 2004 may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

It is management's belief that cash flows generated from operations, and available incremental borrowings and /or additional financing will be sufficient to meet the Company's liquidity needs during fiscal 2003 and 2004. Management has also identified and implemented a number of additional expense reductions during the fourth quarter of 2003, including wage and salary reductions, the deferral of certain personnel replacements or additions, the deferral of certain marketing expenses, and reduced product costs through materials substitutions, and decreased usage of certain operating supplies and has also obtained a waiver from the IRS relative to pension contributions. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so.
The Company's plans depend upon many factors. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operating as a going concern.

Cash used in operating activities was $108,000 in 2003, as compared to $533,000 in 2002. The major factors contributing to cash used in operating activities were a net loss of $2,682,000, an increase in inventory of $1,004,000, a decrease in pension obligation of $531,000, a $102,000 increase in other assets, a decrease in other liabilities of $71,000, and a decrease in accrued expenses of $57,000, partially offset by depreciation and amortization of $2,150,000, an increase in accounts payable of $989,000, a decrease in prepaid expenses of $640,000, and a decrease in accounts receivable of $560,000. Additional short-term borrowings of $1,355,000 was used to provide operating cash, pay off term debt and capital leases of $1,054,000, and for capital expenditures of $286,000.

On May 23, 2003, the Company received notification from the American Stock Exchange (the "AMEX") that, as of the first quarter of fiscal 2003, the Company was not in compliance with AMEX listing standards, due to shareholders' equity being less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years. In order to maintain the listing of its common stock on AMEX, Plymouth was required to submit a plan by June 23, 2003, subject to acceptance by AMEX, describing actions to be taken to bring it into compliance with listing requirements within 18 months. On June 23, 2003 the Company submitted to the American Stock Exchange a plan describing the program by which the Company will be brought back into compliance with AMEX's listing standards by the end of November 2004. On August 25, 2003, AMEX accepted this plan of compliance and granted an extension of time through November 2004 to regain compliance, subject to periodic review by AMEX during the extension period. Failure to make progress consistent with these listing standards could result in the Company's shares being delisted from AMEX.

A summary of the Company's cash requirements related to its outstanding long term debt, future minimum lease payments, and estimated pension funding requirements are as follows:

                                                      Estimated
                                         Operating     Pension
                           Long Term      Lease        Funding
 Fiscal Year:                Debt       Commitments  Requirments     Total
                         ------------   -----------  -----------  -----------
   2003. . . . . . . . . $    482,000   $   139,000  $        --  $   621,000
   2004. . . . . . . . .    1,630,000       535,000    1,580,000    3,745,000
   2005. . . . . . . . .    5,771,000       296,000    1,500,000    7,567,000
   2006. . . . . . . . .      606,000        95,000    1,500,000    2,201,000
   2007. . . . . . . . .      663,000            --    1,820,000    2,483,000
   Thereafter. . . . . .      302,000            --    1,130,000    1,432,000
                         ------------   -----------  -----------  -----------
   Total . . . . . . . . $  9,454,000   $ 1,065,000  $ 7,530,000  $18,049,000
                         ============   ===========  ===========  ===========

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

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to

Item 2.  Management's Discussion and Analysis of Financial Conditions
             and Results of Operations          (Continued)

variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of August 29, 2003. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in any variable interest entity.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("FAS 149") which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

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

                       PLYMOUTH RUBBER COMPANY, INC.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

At August 29, 2003, the carrying value of Company's debt totaled $24.5 million, which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At August 29, 2003, the Company had fixed rate debt of $9.0 million and variable rate debt of $16.5 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one-percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $163,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $155,000, holding other variables constant.

Item 4. Controls and Procedures

 (a) Disclosure controls and procedures. As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include our internal controls. Maurice J. Hamilburg, President and Co-Chief Executive Officer, Joseph D. Hamilburg,
Chairman and Co-Chief Executive Officer, and Joseph J. Berns, Vice President of Finance and Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, Maurice
J. Hamilburg, Joseph D. Hamilburg, and Joseph J. Berns, concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

 (b) Internal controls. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect those controls.

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




Date:       October 14, 2003

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

31.1 Certification of President and Co-Chief Operating Officer
Pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2 Certification of Chairman and Co-Chief Operating Officer
Pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.3 Certification of Vice President - Finance and Chief
Financial Officer Pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.