Form 10-K
period 2003-11-28
PLYMOUTH RUBBER CO INC
filed 2004-02-26
CIK 79225

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:                  Commission File Number
             November 28, 2003                              1-5197
                                                            ------

                          PLYMOUTH RUBBER COMPANY, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                    04-1733970
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    104 Revere Street, Canton, Massachusetts                   02021
    ----------------------------------------             ----------------
    (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number including area code:       (781) 828-0220
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

                        Yes  _X_                  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at February 11, 2004, was approximately $524,000.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

           Class A common stock, par value $0.01 .........   810,586
                                                           ---------
           Class B common stock, par value $0.01 ......... 1,248,390
                                                           ---------

    Documents incorporated by reference:

    Portions of the registrant's definitive Proxy Statement to be dated on or about March 28, 2004 (the "Proxy Statement") are incorporated by reference in
Part III of this Report. Other documents incorporated by reference in this report are listed in the Index to Exhibits.

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

The markets served by the Company are highly competitive. Competition comprises a number of domestic and foreign companies, some of which have larger sales organizations and substantially greater resources than the Company. In general, the Company regards itself as having an average competitive position in the industry, although, based on available market information, it is believed that the Company is a significant factor in, and has captured significant shares of the markets for friction, rubber and vinyl tape products. The estimated number of competitors varies from market to market. The Company relies upon product design, product quality, price and service to maintain its competitive position in the markets served and no single product accounts for a predominant amount of the Company's total sales volume. Since 1988, the Company has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of the Delphi Packard Electric Division ("PED") of General Motors and its successor corporation, Delphi Automotive Systems Corporation ("Delphi") which was spun off from General Motors as of May 1999, and has also supplied part of PED's and Delphi's tape requirements for Europe and South America. In 2000, the Company signed a new contract with Delphi to supply PVC and some textile tapes until 2005. Delphi accounted for approximately 32%, 33% and 33% of the Company's net sales in 2003, 2002 and 2001, respectively. As Delphi constitutes a significant percentage of the Company's sales, loss of the business would have a material adverse effect on the Company. The Company is diversifying its automotive tapes business by adding new customers in the United States and abroad, and by developing new tapes for harnessing, as well as other products for other markets. The following table sets forth information with regard to competition in the worldwide markets from which the Company derives its largest volume of sales:

                                  Estimated No. of
    Market                           Competitors                 Competitor
    -----                            -----------                 ----------
Electrical Tapes                         15                           3M
Automotive Tapes                      Numerous                       None
Industrial Tapes & Films              Numerous                       None
Highway Marking Tapes                    6                            3M

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

The Company employs approximately 390 people.

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

The Company received a PRP notification regarding the SRS Site in June, 1992. The EPA originally attributed a 1.74% share of the aggregate waste volume at the SRS Site to the Company. Remedial action is ongoing at the Site, and the Company is a participant in the performing PRP group. Largely because of "orphaned" and non-participating parties' shares, the Company most recently has been contributing approximately 2.24% toward the performing PRP group's ongoing expenses. Approximately $15 million in response costs have been spent or committed at this Site. Based upon the extensive investigations and remedial actions conducted at the Site to date, it is presently estimated that the total future costs at the SRS Site may range from approximately $18 million to $50 million. In the accompanying consolidated financial statements as of November 28, 2003, management has accrued $392,000 as a reserve against the Company's potential future liability in this matter, which is net of approximately $334,000 in payments made to date by the Company.

The Company received a PRP notification regarding the OSL Site in January, 1994. In addition to numerous "SRS transshipper" PRPs (such as the Company), the EPA has named a number of other PRPs who allegedly shipped waste materials directly to the OSL Site. Based on EPA's asserted volume of shipments to SRS, EPA originally attributed 4.89% of the SRS transshipper PRPs' waste volume at the OSL Site to the Company, which is a fraction of the undetermined total waste volume at the Site. The remediation program at the OSL Site has been divided into two phases, called Operable Units ("OU"). OU#1 primarily involves capping of the site and OU#2 is groundwater remediation, if any. A Record of Decision ("ROD") was issued in September, 1994 for OU#1 and, in December, 1997, following mediation, the Company contributed $140,000 in full settlement of OU#1 (toward a total contribution by the SRS transshipper PRPs of approximately $2.5 million). The SRS transshipper PRPs' payment of $2.5 million represented approximately 8% of the OU#1 total settlement. At present, neither the remedy for OU#2 nor the allocation of the costs thereof among the PRPs has been determined. Whatever remedy ultimately is selected, the SRS transshippers' allocable share of the OU#2 expenses likely will be greater than the 8% paid for OU#1. It has been estimated that the total costs of OU#2 may range from $10 million to $50 million. Management has accrued $334,000 in the accompanying consolidated financial statements as a reserve against the Company's potential future liability in this matter, which is net of approximately $171,000 in payments made to date by the Company.

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

Claims under Massachusetts General Laws, Chapter 21E

While in the process of eliminating the use of underground storage tanks at the Company's facility in Canton, Massachusetts, the Company arranged for the testing of the areas adjacent to the tanks in question--a set of five tanks in 1994 and a set of three tanks in 1997. The tests indicated that some localized contamination had occurred. The Company duly reported these findings regarding each location to the Massachusetts Department of Environmental Protection ("DEP"), and the DEP has issued Notices of Responsibility under Massachusetts General Laws Chapter 21E to the Company for each location (RTN No. 3-11520 for the set of five tanks and RTN Nos. 3-15347 and 3-19744 for the set of three tanks). The Company has retained an independent Licensed Site Professional ("LSP") to perform assessment and remediation work at the two locations. With regard to the first matter (involving the set of five tanks), the LSP has determined that the contamination appears to be confined to a small area of soil and does not pose an environmental risk to surrounding property or community. With regard to the second matter (involving the set of three tanks), a limited amount of solvent has been found in the soil and groundwater in the vicinity of the tanks. Costs incurred to date in connection with these two locations have totaled approximately $683,000. These costs have been funded through operating cash flows. It presently is estimated that the combined future costs to complete the assessment and remediation actions at the two locations will total approximately $224,000, and that amount has been accrued in the accompanying consolidated financial statements.

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

In April 2000, the Company received a Chapter 21E Notice of Responsibility from the DEP concerning an oil release in the portion of the East Branch of the Neponset River that flows through the Company's property in Canton, Massachusetts (RTN No. 3-19407). The Company had duly reported the presence of oil in the river to the appropriate government agencies. The Company commenced cleanup and investigatory actions as soon as it became aware of the presence of the oil, and immediately retained both an LSP to oversee response actions in this matter and also an environmental services firm to perform cleanup and containment services. At the present time, neither the source nor the cause of the release has been positively determined. Costs incurred to date have totaled approximately $278,000. It presently is estimated that the future costs in this matter will total approximately $60,000, which has been accrued in the accompanying financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF THE COMPANY

Name                           Position/Officer                           Age (at last Birthday)     Served Since
----                           ----------------                           ----------------------     ------------
Maurice J. Hamilburg           President and Co - Chief Executive
                                  Officer and Director                          57                       1987
Joseph D. Hamilburg            Chairman and Co - Chief Executive
                                   Officer and Director                         55                       1998
Fiore D. DiGiovine             VP - Mfg. Development                            76                       1987
Alan I. Eisenberg              VP - Sales & Marketing                           53                    1988 & 1986
Sheldon S. Leppo               VP - Research & Development                      69                       1970
Joseph J. Berns                VP - Finance and Treasurer                       57                    1997 & 1998
Kevin H. White                 VP - Brite-Line Technologies                     53                       2002
David M. Kozol                 Clerk and Secretary                              45                       1998

Messrs. Maurice J. Hamilburg, Joseph D. Hamilburg, Fiore D. DiGiovine, Alan I. Eisenberg, Sheldon S. Leppo, Joseph J. Berns and David M. Kozol have held their present positions during each of the past five years.

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

                            Class A            Class B                                 Class A             Class B
                        ----------------- -------------------                      ----------------- ---------------------
                         High      Low      High       Low                          High      Low      High        Low
                        -------- -------- ---------- --------                      -------- -------- ---------- ----------
Quarter - 2003                                                Quarter - 2002
   First.............   $ 1.65   $ 1.35    $ 1.10    $ 0.85        First ........  $ 1.60   $ 1.20    $ 1.20     $ 0.75
   Second............     1.40     0.85      1.14      0.60        Second .......    1.65     1.30      1.30       0.80
   Third.............     1.40     1.10      0.65      0.40        Third ........    2.20     1.30      2.15       1.00
   Fourth............     1.50     1.35      0.70      0.21        Fourth .......    1.48     1.15      1.34       0.90

(b) Approximate Number of Equity Security Holders

As of February 24, 2004, the approximate number of holders of each class of equity securities of the Company was:

                 Title of Class                                     Number of Holders
                 --------------                                     -----------------
        Class A voting common stock $1.00 par value.................       215
        Class B non-voting common stock $1.00 par value.............       210

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

(d) Equity Compensation Plan Information

The following table sets forth a summary of the Company's equity compensation plans as of November 28, 2003. Details of the plans are discussed in Note 7 to the Consolidated Financial Statements.

                                        Number of securities                                      Number of
                                         to be issued upon           Weighed average              securities
                                            exercise of             exercise price of        remaining available
                                        outstanding options        outstanding options       for future issuance
                                       -----------------------     ---------------------     ---------------------
Stock option plans approved by
    Shareholders...................                   515,665                     $1.99                   270,942
Stock option plans subject to
    shareholder approval ..........                        --                        --                        --
                                       -----------------------                               ---------------------
                                                      515,665                     $1.99                   270,942
                                       =======================                               =====================

Item 6. Selected Financial Data

                                                                           Fiscal Years
                                              -----------------------------------------------------------------------
                                                2003           2002           2001           2000            1999
                                              ---------      ---------      ----------     ----------     -----------
SELECTED INCOME STATEMENT DATA:
Net Sales                                   $ 65,873,000   $ 65,259,000   $ 66,498,000   $ 74,392,000    $78,038,000
Income (loss) from continuing
operations                                  $ (2,815,000)  $    101,000   $ (2,899,000)  $ (3,989,000)   $ 3,122,000
Per Share Data:
Net income (loss) from continuing
operations per share (diluted)              $      (1.37)  $       0.05   $      (1.42)  $      (1.95)   $      1.42
Weighted average shares outstanding            2,058,976      2,105,857      2,042,411      2,041,481      2,198,480

SELECTED BALANCE SHEET DATA (AS OF YEAR END):
Total Assets                                $ 45,315,000   $ 46,246,000   $ 48,658,000   $ 51,461,000    $55,035,000
Long Term Liabilities                       $ 15,268,000   $ 16,817,000   $  6,815,000   $  6,318,000    $16,000,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year 2003 Compared with Fiscal Year 2002

Company Overview

There are certain key factors, which management believes have the largest impact on the overall profit and loss of Plymouth Rubber Company:

(1) the level of sales has a large impact on profits. Since most of the Company's costs (except for raw materials) are largely fixed in the short/medium term, an increase or decrease in sales affects profit significantly.

(2) the variable margin on sales, which is determined by selling prices and the cost of manufacturing and raw materials, has a large effect on profit. This margin is, in turn, affected by a number of factors, which include purchase prices of raw material, especially PVC resin, competition, both domestic and international, competitive pricing, direct labor costs, internal production methods and efficiencies, among others.

(3) given the magnitude of the Company's fixed cost structure, increases or decreases have a large impact on profits. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor, and benefits, utilities, equipment maintenance and repair, and insurance. Thus changes in rates or usage of these cost components can have a large effect on profit.

Overall Summary of 2003 Financial Results

For fiscal 2003, sales increased only slightly from 2002, with an increase at Plymouth Tapes and a decrease at Brite-Line, although this is an improvement compared to sales decreases in the previous three years. Management believes that increased sales levels are a critical component of improved profitability.

Costs in 2003, both variable and fixed, increased significantly in 2003 compared to 2002, resulting in a loss in 2003 compared to 2002, which was approximately a break even year. The largest unfavorable cost factors were increased PVC resin prices, health and business insurance cost increases, and utility rate increases, and there were a number of other smaller items as well. There was some favorable offset resulting from lower direct, indirect, and salaried labor costs, beginning in August 2003, as management imposed salary reductions for all domestic employees, and other factors. There was also some offsetting income from discontinued operations.

Sales and Margins

Sales increased 0.9% to $65,873,000 in 2003 from $65,259,000 in 2002, benefiting from a 10.2% increase in sales during the fourth quarter of 2003, compared to the fourth quarter of 2002. Sales at Plymouth Tapes increased 2.6% to $57,712,000 in 2003 from $56,237,000 in 2002. Sales in the automotive markets decreased approximately 1.6% compared to 2002, despite higher demand in the fourth quarter, while sales in all other markets also increased approximately 4.2% from 2002, due largely to increases in the retail and contractor industrial markets. This latter increase results in part from the marketing and sales investments made during the last two years. Sales at Brite-Line Technologies decreased 9.5% to $8,161,000 in 2003, from $9,022,000 in 2002, due in large part to delays in highway construction spending.

Gross margin decreased $2,609,000, or 19.3%, to $10,921,000 in 2003 from
$13,530,000 in 2002. Gross margin, as a percentage of sales, decreased to 16.6% in 2003 from 20.7% in 2002. Plymouth Tapes' gross margin decreased $1,943,000, or 18.1%, to $8,785,000 in 2003 from $10,728,000 in 2002. Gross margin, as a percentage of sales, decreased to 15.2% in 2003 from 19.1% in 2002. The two major factors driving this decrease were: higher raw material costs for 2003, primarily for PVC resins, which accounted for approximately $1,000,000 of unfavorable margin, or 1.7% of sales; and increased rates for utilities and fuel, which accounted for approximately $700,000 of unfavorable margin, or 1.2% of sales. Other contributing factors to the reduction in gross margin were increases in health and business insurance, and lower production yields. At Brite-Line Technologies, gross margin decreased $666,000, or 23.8%, to

$2,136,000 in 2003 from $2,802,000 in 2002 and, as a percentage of sales, decreased to 26.2% in 2003 from 31.1% in 2002. The two major factors driving this decrease were lower production levels, which translated into higher unabsorbed manufacturing cost, and higher purchase prices for raw materials.

Expenses

Selling, general and administrative expenses in 2003 increased $147,000, 1.2%, to $11,917,000 from $11,770,000 in 2002. Selling, general and administrative expenses, as a percentage of sales, increased slightly to 18.1% in 2003 from 18.0% in 2002. At Plymouth Tapes, selling, general and administrative expenses in 2003 increased $149,000, or 1.5%, to $10,230,000 from $10,081,000 in 2002.
Selling, general and administrative expenses, as a percentage of sales, decreased slightly to 17.7% in 2003 from 17.9% in 2002. The major increases were higher freight costs of $333,000, a $221,000 increase in advertising to support new sales strategies in the retail and contractor industrial markets, and a $145,000 increase in salaries and fringe benefits, partially offset by a $186,000 absence of a freight loss which occurred in 2002, a $173,000 absence of a 2002 loss in cash surrender value of officer life insurance, and a $141,000 reduction in deferred compensation expense. At Brite-Line Technologies, selling, general and administrative expenses in 2003 were approximately level at $1,687,000 compared to $1,689,000 in 2002, and, as a percentage of sales, increased to 20.7% from 18.7% in 2002, because of the lower sales. Decreases in salaries and fringe ($47,000) and professional fees ($53,000) were mostly offset by an increase in bad debt expense $74,000 and travel expenses $33,000.

Interest expense in 2003 decreased 11.8% to $1,787,000 from $2,026,000 in 2002, because of lower interest rates and lower average balances on the revolving line of credit, lower average balances on term debt, and lower fees. Other income was $29,000 in 2003, primarily due to foreign exchange gains, compared to $242,000 in 2002, which included $64,000 of foreign exchange gains, a $131,000 gain on the sale of equipment, and $43,000 of miscellaneous income.

Resulting Profit/Loss

The pre-tax loss from continuing operations for 2003 was $2,754,000, compared to a pre-tax loss of $24,000 in 2002. The after-tax loss from continuing operations for 2003 was $2,815,000, compared to an after-tax profit of $101,000 in 2002. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2003, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at November 28, 2003 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit. A $61,000 tax expense was recorded in 2003 for the Company's Spanish subsidiary. In 2002, a $187,000 tax benefit was recorded for the Company's domestic operations, to recognize a tax refund resulting from a change in a U.S. tax law, and a $62,000 expense was recorded for the Company's Spanish subsidiary.

Income from discontinued operations, net of tax of 0, was $511,000 in 2003, compared to zero in 2002, due to a reduction in product warranty reserves for a roofing business that was discontinued in 1984. Management believes that this reserve, which was last charged with a claim in fiscal 1998, is no longer required, due to the expirations of warranties and a lack of claim activity. The net loss for 2003 was $2,304,000 compared to the $101,000 net profit in 2002.

The U.S. dollar is the functional currency for the Company's U.S. operations. For these operations, all gains and losses from foreign currency transactions are included in income currently. The Company operates a wholly owned subsidiary in Spain, which accounted for 13.8% of the Company's revenues in fiscal 2003. The functional currency of this subsidiary was the Peseta and is the Euro in 2003. Changes in the Euro/Dollar exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. The Company occasionally enters into purchase or sales contracts in currencies other than the functional currency, and hedges only those transactions that are of significant size. The Company did not enter into any foreign currency forward contracts in 2003 and 2002 and did not have any forward contracts outstanding at the end of 2003 and 2002.

Fiscal Year 2002 Compared with Fiscal Year 2001

Sales decreased 1.9% to $65,259,000 in 2002 from $66,498,000 in 2001. Sales at
Plymouth Tapes decreased 2.3% to $56,237,000 from $57,553,000 in 2001. The largest decrease was in the contractor industrial and OEM markets, where sales decreased 12.0% from 2001, largely because of the 2002 economic slowdown. Sales in the automotive market decreased 1.5%, which reflected relatively stable demand from Plymouth's automotive customers. Sales at Brite-Line Technologies increased 0.9% to $9,022,000, from $8,945,000 in 2001.

Gross margin increased to 20.7% in 2002 from 17.6% in 2001. Plymouth Tapes' gross margin increased to 19.1% in 2002 from 15.7% in 2001. The major factors which drove this increase were (1) lower manufacturing spending, which was approximately $700,000 favorable in 2002 compared to 2001, and (2) lower raw material costs for 2002, primarily for PVC resins, which accounted for approximately $600,000 of favorable margin. At Brite-Line Technologies, gross margin increased to 31.1% in 2002 from 30.1% in 2001, as a result of improved manufacturing overhead absorption and improved manufacturing yields.

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

Selling, general and administrative expenses, as a percentage of sales, decreased to 18.0% in 2002 from 18.6% in 2001. At Plymouth Tapes, selling, general and administrative expenses, as a percentage of sales, decreased to 17.9% in 2002 from 18.4% in 2001, although total selling, general and administrative expenses decreased 4.8% to $10,081,000 from $10,589,000 in 2001. The major contributors to the lower amount were a $653,000 decrease in salaries and fringe benefits due to headcount and salary reductions, a $118,000 reduction in freight, and a $85,000 decrease in depreciation and amortization. These reductions were partially offset by a $141,000 recognition of deferred compensation expenses, a $173,000 loss on the cash surrender value of officer life insurance, and an $186,000 increased freight loss as described below.

In February, 2002, KM Logistics, a third party freight audit and payment service provider, filed for Chapter 11 bankruptcy protection, and subsequently Chapter 7 bankruptcy, while holding approximately $286,000 of Company funds intended to reimburse the Company's freight carriers for normal services. Approximately $100,000 of those payments had been made to KM Logistics prior to fiscal 2001 year-end; this charge was included as a selling, general and administrative expense at Plymouth Tapes in the fourth quarter of fiscal 2001. The remaining $186,000 was recorded in fiscal 2002.

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

The pre-tax loss from continuing operations for 2002 was $24,000, compared to a pre-tax loss from continuing operations of $2,910,000 in 2001. The net profit was $101,000 in 2002, compared to a net loss of $2,899,000 in 2001. In 2002, a
$187,000 tax benefit was recorded for the Company's domestic operations, to recognize a tax refund resulting from a change in a U.S. tax law, and a $62,000 tax expense was recorded for the Company's Spanish subsidiary.

Liquidity and Capital Resources

Debt Arrangements

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

Cash Pension Contributions for Defined Benefit Plan

The Company received pension funding waivers from the Internal Revenue Service for $855,000 in 2002 and $1,030,000 (of the $1,262,000 due) in 2003. These were waivers for plan years ending November 30, 2001 and November 30, 2002, and were conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2003 and November 30, 2004, and on the waiver amount of $1,030,000 being secured, in a manner acceptable to the Pension Benefit Guaranty Corporations (the "PBGC"), by September 10, 2004. The minimum funding payment due in August 2004 is $1,533,000.

Overall Cash Position

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's limited liquidity under existing debt arrangements, its working capital deficit, the recent history of losses, the pension payment due August 2004, and the overall risks associated with achieving the 2004 plan may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of November 28, 2003, the Company had no unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of collateral limitations.

The Company's working capital position decreased from a negative $2,339,000 at November 29, 2002 to a negative $4,350,000 at November 28, 2003, due to a $2,119,000 increase in accounts payable and accrued expenses, a $717,000 increase in short term debt, a $232,000 increase in the current portion of long term borrowings, a $60,000 decrease in prepaid and other current assets, and a $27,000 decrease in cash, partially offset by a $734,000 increase in inventory and a $410,000 decrease in accounts receivable.

For fiscal 2004, management's plan is to increase sales and control expenses to improve profitability and provide additional cash from operating activities. The plan also calls for working with a variety of potential lending sources to acquire additional financing, as well as discussions with existing lenders and others to restructure various obligations.

It is management's belief that cash flows generated from operations, and/or additional financing, and/or a restructuring of existing debt and pension obligations will be sufficient to meet the Company's liquidity needs during fiscal 2004. Management also implemented a number of expense reductions during the fourth quarter of 2003, including wage and salary reductions and the deferral of certain personnel replacements or additions. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operating as a going concern.

Cash provided by operating activities was $1,385,000 in 2003, compared to $1,291,000 in 2002. The major factors contributing to cash provided by operating activities were depreciation and amortization of $2,911,000, an increase in accounts payable and accrued expenses of $2,149,000, a decrease in prepaid expenses of $64,000, and a $17,000 increase in environmental reserves, partially offset by a net loss of $2,304,000, a $511,000 decrease in warranty reserves related to discontinued operations, an increase in inventory of $422,000, a $337,000 decrease in pension obligation, a $113,000 increase in other assets, a decrease in other liabilities of $64,000, and a $5,000 decrease in accounts receivable. This cash provided by operating activities and additional short-term borrowings of $411,000 were used pay off term debt and capital leases of $1,535,000, and for capital expenditures of $308,000.

American Stock Exchange Compliance

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

On December 31, 2003, the Company received notification from the AMEX that the Company's Class A Common Stock and Class B Common Stock are each subject to delisting for having aggregate publicly held market values of less than $1,000,000 for more than 90 consecutive days. In order for the Company to maintain the listings of its Common Stock, it was to submit a plan, subject to acceptance by AMEX, by January 26, 2004 advising the AMEX of actions to bring it into compliance with continued listing standards by March 10, 2004. The Company has been considering the feasibility of such a plan of compliance and has asked AMEX for an extension of time to submit a compliance plan or pursue alternatives to continued AMEX listing.

A summary of the Company's cash requirements related to its outstanding long term debt, future minimum lease payments, and estimated pension funding requirements are as follows:

                                                                        Estimated
                                                     Operating           Pension
                                                       Lease             Funding
Fiscal Year:                  Long Term Debt        Commitments        Requirements            Total
                              ----------------    ----------------    ----------------    ----------------
    2004..............         $ 1,768,000          $   577,000         $ 1,580,000         $  3,925,000
    2005..............           5,874,000              463,000           1,500,000            7,837,000
    2006 .............             685,000              262,000           1,500,000            2,447,000
    2007 .............             710,000                   --           1,820,000            2,530,000
    2008 .............             308,000                   --           1,130,000            1,438,000
    Thereafter .......                  --                   --                  --                   --
                                -----------          -----------         -----------         ------------

Total.................         $ 9,345,000          $ 1,302,000         $ 7,530,000         $ 18,177,000
                                ===========          ===========         ===========         ============

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

Environmental

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $725,000 as of November 28, 2003 to cover future environmental expenditures related to these claims, which is net of $505,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of November 28, 2003 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment, containment, and remediation. The Company has accrued $277,000 as of November 28, 2003 to cover estimated future environmental cleanup expenditures, which is net of $961,000 payments made to date. Actual future costs may be different from the amount accrued for as of November 28, 2003.

Impact of New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of the FASB Statement No. 5 (FAS 5), Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many of those arrangements does not receive separately identifiable up-front payment (e.g., a premium) for issuing the guarantee. Prior to FIN 45, many guarantors did not recognize an initial liability for such embedded guarantees. Now, however, they are required to recognize a liability at fair value upon issuance of the guarantees, regardless of whether they receive a separate premium for doing so. The Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. For guarantees issued or modified after December 31, 2002, significant new disclosure requirements are effective beginning with 2002 calendar year-end financial statements, including a requirement to disclose the maximum amount of future payments that an entity might need to make under a guarantee and a reconciliation of during the period in their product warranty liabilities. At November 28, 2003, the Company had no guarantees falling in the scope of FIN 45. The Company will apply the provisions required by FIN 45 in future periods if any guarantees are formed.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123 (FAS 148). As the title of the standard implies, it is fairly limited in its scope, however it will have implications for all entities that issue stock-based compensation to their employees. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. During the first quarter of fiscal 2003 the Company adopted the additional disclosure provisions of FAS 148.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in any variable interest entity.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. At November 28, 2003, the Company had no financial instruments falling within the scope of FAS No. 149.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on the Company's financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of that Statement do not change the measurement and recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132(R) replaces FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, and adds among other things additional disclosure pertaining to plan assets, benefit obligations, key assumptions and measurement dates. The effective dates of the pronouncement for domestic plans are fiscal years ending after December 15, 2003.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

At November 28, 2003, the carrying value of Company's debt totaled $23.4 million which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At November 28, 2003, the Company had fixed rate debt of $8.7 million and variable rate debt of $14.7 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $147,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $147,000, holding other variables constant.

Item 8. Financial Statements and Supplementary Data

                          PLYMOUTH RUBBER COMPANY, INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                        PAGE

Report of Independent Auditors.................................................................           16

Consolidated Balance Sheet at November 28, 2003 and November 29, 2002..........................        17 - 18

Consolidated Statement of Operations and Retained Earnings (Deficit) for each of the
   three years in the period ended November 28, 2003...........................................           19

Consolidated Statement of Comprehensive Income (Loss) for each of the three years
   in the period ended November 28, 2003.......................................................           20

Consolidated Statement of Cash Flows for each of the three years in the
   period ended November 28, 2003..............................................................           21

Notes to Consolidated Financial Statements.....................................................        22 - 42

Reserves (Schedule II).........................................................................           46

The financial statement schedule should be read in conjunction with the financial statements. Schedules not included with this financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Plymouth Rubber Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plymouth Rubber Company, Inc. and its subsidiaries at November 28, 2003 and November 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 13, 2004

                          PLYMOUTH RUBBER COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  November 28,          November 29,
                                                                      2003                  2002
                                                                 ----------------      ----------------
Cash.....................................................      $          10,000     $          37,000
Accounts receivable, less allowance for
doubtful accounts of $447,000 and $397,000 at
November 28, 2003 and November 29, 2002,
respectively..............................................            11,776,000            11,366,000

Inventories:
      Raw materials.......................................             3,952,000             3,481,000
      Work in process.....................................             2,472,000             1,799,000
      Finished goods......................................             5,951,000             6,361,000
                                                                 ----------------      ----------------
      Total inventories...................................            12,375,000            11,641,000
                                                                 ----------------      ----------------

Prepaid expenses and other current assets.................               924,000               984,000
                                                                 ----------------      ----------------
      Total current assets................................            25,085,000            24,028,000
                                                                 ----------------      ----------------

PLANT ASSETS:
   Land...................................................               637,000               551,000
   Buildings..............................................             6,494,000             6,371,000
   Machinery and equipment................................            41,559,000            40,697,000
   Construction in progress...............................                 4,000                 8,000
                                                                 ----------------      ----------------
                                                                      48,694,000            47,627,000
   Less:  Accumulated depreciation........................           (29,360,000)          (26,199,000)
                                                                 ----------------      ----------------
     Total plant assets, net..............................            19,334,000            21,428,000
                                                                 ----------------      ----------------

  Other long-term assets..................................               896,000               790,000
                                                                 ----------------      ----------------
                                                               $      45,315,000     $      46,246,000
                                                                 ================      ================

                             The accompanying notes
        are an integral part of these Consolidated Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    November 28,          November 29,
                                                                       2003                  2002
                                                                 ----------------      ----------------
CURRENT LIABILITIES:
   Revolving line of credit...............................     $      14,031,000     $      13,314,000
   Trade accounts payable.................................             9,098,000             7,035,000
   Accrued expenses.......................................             4,538,000             4,482,000
   Current portion of long-term borrowings................             1,768,000             1,536,000
                                                                 ----------------      ----------------
      Total current liabilities...........................            29,435,000            26,367,000
                                                                 ----------------      ----------------

LONG-TERM LIABILITIES:
   Borrowings.............................................             7,577,000             8,972,000
   Pension obligation.....................................             5,486,000             5,115,000
   Deferred tax liability.................................               143,000               119,000
   Other..................................................             2,062,000             2,611,000
                                                                 ----------------      ----------------
      Total long-term liabilities.........................            15,268,000            16,817,000
                                                                 ----------------      ----------------

COMMITMENTS AND CONTINGENCIES
   (Notes 2, 9 and 11)


STOCKHOLDERS' EQUITY:

Preferred stock, $10 par value, authorized
500,000 shares; no shares issued and
outstanding...............................................                    --                    --

Class A voting common stock, $0.01 par
value, 1,500,000 shares authorized,
810,586 shares issued and outstanding.....................                 8,000                 8,000

Class B non-voting common stock, $0.01 par
value, 3,500,000 shares authorized, 1,281,304
shares issued and 1,248,390 shares outstanding ...........                13,000                13,000
Paid-in capital ..........................................            11,154,000            11,154,000
Retained earnings (deficit)...............................            (6,531,000)           (4,227,000)
Accumulated other comprehensive loss:
    Cumulative translation adjustment.....................                61,000              (171,000)
    Minimum pension liability, net of tax.................            (3,908,000)           (3,530,000)
                                                                 ----------------      ----------------
                                                                         797,000             3,247,000
Less: Treasury stock  at cost  (32,914 shares) ...........              (185,000)             (185,000)
                                                                 ----------------      ----------------
                                                                         612,000             3,062,000
                                                                 ----------------      ----------------
                                                                 $    45,315,000       $    46,246,000
                                                                 ================      ================

                             The accompanying notes
        are an integral part of these Consolidated Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

      CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                                    Year Ended
                                                              --------------------------------------------------------
                                                               November 28,        November 29,        November 30,
                                                                   2003                2002                2001
                                                              ---------------     ---------------     ---------------
Revenues:
   Net sales........................................        $     65,873,000    $     65,259,000    $     66,498,000
                                                             ---------------     ---------------     ---------------
Costs and Expenses:
   Cost of products sold.............................             54,952,000          51,729,000          54,802,000
   Selling, general and administrative...............             11,917,000          11,770,000          12,382,000
                                                             ---------------     ---------------     ---------------
                                                                  66,869,000          63,499,000          67,184,000
                                                             ---------------     ---------------     ---------------
Operating income (loss)..............................               (996,000)          1,760,000            (686,000)

Interest expense.....................................             (1,787,000)         (2,026,000)         (2,298,000)
Foreign currency exchange gain (loss)................                 28,000              64,000             (25,000)
Other income, net....................................                  1,000             178,000              99,000
                                                             ---------------     ---------------     ---------------
Loss from continuing operations before income taxes..             (2,754,000)            (24,000)         (2,910,000)

Provision for (benefit from) income taxes............                 61,000            (125,000)            (11,000)
                                                             ---------------     ---------------     ---------------
Income (loss) from continuing operations.............             (2,815,000)            101,000          (2,899,000)
Income from discontinued operations, net of tax......                511,000                  --                  --
                                                             ---------------     ---------------     ---------------

Net income (loss)....................................             (2,304,000)            101,000          (2,899,000)

Retained earnings (deficit) at beginning of year.....             (4,227,000)         (4,328,000)         (1,311,000)
Treasury stock issued................................                     --                  --            (118,000)
                                                             ---------------     ---------------     ---------------
Retained earnings (deficit) at end of year...........       $     (6,531,000)   $     (4,227,000)   $     (4,328,000)
                                                             ===============     ===============     ===============

PER SHARE DATA:
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations..........        $          (1.37)   $           0.05    $          (1.42)
  Income from discontinued operations...............                    0.25                  --                  --
                                                             ---------------     ---------------     ---------------
  Net income (loss).................................        $          (1.12)   $           0.05    $          (1.42)
                                                             ===============     ===============     ===============
  Weighted average number of shares outstanding.....               2,058,976           2,058,976           2,042,411
                                                             ===============     ===============     ===============


DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations..........        $          (1.37)   $           0.05    $          (1.42)
  Income from discontinued operations...............                    0.25                  --                  --
                                                             ---------------     ---------------     ---------------
  Net income (loss).................................        $          (1.12)   $           0.05    $          (1.42)
                                                             ===============     ===============     ===============
  Weighted average number of shares outstanding ....               2,058,976           2,105,857           2,042,411
                                                             ===============     ===============     ===============

                             The accompanying notes
        are an integral part of these Consolidated Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                                                    Year Ended
                                                             -------------------------------------------------------
                                                               November 28,        November 29,        November 30,
                                                                   2003                2002                2001
                                                             ---------------     ---------------     ---------------
Net income (loss)...................................        $     (2,304,000)   $        101,000    $     (2,899,000)
                                                             ---------------     ---------------     ---------------
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments.........                232,000             108,000              12,000
    Minimum pension liability adjustment.............               (378,000)         (1,296,000)         (2,234,000)
                                                             ---------------     ---------------     ---------------
Other comprehensive income (loss) ...................               (146,000)         (1,188,000)         (2,222,000)
                                                             ---------------     ---------------     ---------------
Comprehensive income (loss)..........................       $     (2,450,000)   $     (1,087,000)   $     (5,121,000)
                                                             ===============     ===============     ===============

                             The accompanying notes
        are an integral part of these Consolidated Financial Statements.

                          PLYMOUTH RUBBER COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Year Ended
                                                              -------------------------------------------------------
                                                               November 28,        November 29,        November 30,
                                                                   2003                2002                2001
                                                              ---------------     ---------------     ---------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES:
 Net income (loss) ........................................     $(2,304,000)       $   101,000         $(2,899,000)
 Adjustments to reconcile net income (loss), to
    net cash provided by operating activities:
    Depreciation and amortization .........................       2,911,000          2,973,000           3,053,000
    Gain on disposal of plant assets ......................              --           (131,000)                 --
    Provision for environmental reserves ..................          17,000             72,000              89,000
    Income from discontinued operations ...................        (511,000)                --                  --
    Amortization of deferred compensation .................              --                 --              38,000
    Other .................................................              --                 --              24,000
 Changes in assets and liabilities:
    Accounts receivable ...................................          (5,000)         1,488,000          (2,930,000)
    Inventory .............................................        (422,000)          (866,000)          3,371,000
    Prepaid expenses and other current assets .............          64,000           (210,000)            150,000
    Other assets ..........................................        (113,000)           (26,000)            (39,000)
    Trade accounts payable ................................       1,834,000         (2,565,000)          1,590,000
    Accrued expenses ......................................         315,000            239,000             568,000
    Other liabilities .....................................         (64,000)          (103,000)             22,000
    Pension obligation ....................................        (337,000)           319,000              95,000
                                                                -----------        -----------         -----------
Net cash provided by operating activities .................       1,385,000          1,291,000           3,132,000
                                                                -----------        -----------         -----------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Capital expenditures ....................................        (308,000)          (376,000)           (644,000)
  Proceeds from sale of plant assets ......................              --            131,000                  --
  Sale/leaseback of plant assets ..........................              --             60,000                  --
                                                                -----------        -----------         -----------
Net cash used in investing activities .....................        (308,000)          (185,000)           (644,000)
                                                                -----------        -----------         -----------

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Net (decrease )increase in revolving line of credit .....         411,000             35,000            (338,000)
  Payments of term debt ...................................      (1,189,000)          (869,000)         (1,677,000)
  Payments on capital leases ..............................        (346,000)          (180,000)           (461,000)
                                                                -----------        -----------         -----------
Net cash used in financing activities .....................      (1,124,000)        (1,014,000)         (2,476,000)
                                                                -----------        -----------         -----------
Effect of exchange rate changes on cash ...................          20,000            (62,000)             (9,000)
                                                                -----------        -----------         -----------
Net change in cash ........................................         (27,000)            30,000               3,000
Cash at the beginning of the year .........................          37,000              7,000               4,000
                                                                -----------        -----------         -----------
Cash at the end of the year ...............................     $    10,000        $    37,000         $     7,000
                                                                ===========        ===========         ===========

                                  Supplemental Disclosure of Cash Flow Information

Cash paid for interest................................          $ 1,818,000        $ 2,042,000         $ 2,157,000
                                                                ===========        ===========         ===========
Cash paid for income taxes............................          $    69,000        $    44,000         $    16,000
                                                                ===========        ===========         ===========

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

E. Plant Assets -- Plant assets are stated at cost for purchased assets and at the lesser of the present value of minimum lease payments or fair value for capital lease assets. Additions, renewals and betterments of plant assets, unless those of relatively minor amounts, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight-line method based upon the estimated useful lives of 15-45 years for buildings and 3-14 years for machinery and equipment. Capital leases are depreciated over the shorter of the estimated useful life or the life of the lease. The cost and related accumulated depreciation of fully depreciated and disposed assets are removed from the accounts. The Company reviews long-lived assets annually or whenever events of circumstances indicate that the carrying amounts of the asset may not be recoverable in accordance with FAS No. 144. Any impaired assets are written down to their estimated fair value based on the best information available to the Company. The Company wrote off approximately $0.1 million and $0.8 million of fully depreciated plant assets in 2003 and 2002, respectively.

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

I. Earnings Per Share -- In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period.

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

K. Stock-Based Employee Compensation Plans -- The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company uses the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees, because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 148, which the Company adopted during the first quarter of fiscal 2003, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                                     Year Ended
                                                -----------------------------------------------------
                                                November 28,       November 29,       November 30,
                                                     2003               2002               2001
                                                ---------------    ---------------    ---------------
Net income (loss), as reported ...........    $    (2,304,000)   $        101,000    $   (2,899,000)
Deduct: Total stock-based employee
  compensation determined under fair value
  method for all awards, net of related
  tax effects ............................           (138,000)           (192,000)         (135,000)
                                               ---------------    ---------------     -------------
Net income (loss), pro forma .............    $    (2,442,000)   $        (91,000)   $   (3,034,000)
                                               ===============    ===============     =============

Earnings per share:
  Basic EPS, as reported .................    $         (1.12)   $           0.05    $        (1.42)
                                               ===============    ===============     =============
  Basic EPS, pro forma ...................    $         (1.19)   $          (0.04)   $        (1.49)
                                               ===============    ===============     =============
  Diluted EPS, as reported ...............    $         (1.12)   $           0.05    $        (1.42)
                                               ===============    ===============     =============
  Diluted EPS, pro forma .................    $         (1.19)   $          (0.04)   $        (1.49)
                                               ===============    ===============     =============

    The weighted average fair value of the options granted during the fiscal 2002 and 2001 was $ 0.81 and $1.23 per option, respectively. No options were granted during fiscal 2003. Shares under the option plans that were excluded from the computation of diluted earnings per share at November 28, 2003, November 29, 2002, and November 30, 2001 due to their antidilutive effect.

L. Foreign Currencies -- The U.S. dollar is the functional currency for the Company's Brite-Line and U.S. tape operations. For these operations, all gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations. The Company operates a wholly-owned tape subsidiary in Spain which accounted for approximately 13.8% of the Company's revenues in fiscal 2003. The functional currency of this subsidiary is the Euro. The balance sheet is translated at year end exchange rates and the statement of operations at weighted average exchange rates. Changes in the Euro exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations.

M. Accounting for Shipping and Handling Fees and Costs -- In accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"), the Company classifies shipping and handling fees as revenues and shipping and handling costs as part of selling, general and administrative expenses. Shipping and handling costs were $2,733,000, $2,409,000 and $2,603,000 in 2003, 2002 and 2001,
    respectively.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 1 -- Summary of Significant Accounting Policies -- (Continued)

N. Accounting for Derivatives -- Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, was effective for the Company as of December 2, 2000. FAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. FAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of derivative instruments that receive hedge accounting. The Company did not hold any derivative positions for the years ended November 28, 2003, and November 29, 2002.

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

Q. Business Combinations, Goodwill and Other Intangible Assets -- In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company effective December 1, 2001. As of November 28, 2003, the Company had unamortized goodwill of approximately $481,000, which is subject to the provisions of FAS 142.

R. Accounting for the Impairment or Disposal of Long-lived Assets -- In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, as a result two accounting models existed for long-lived assets to be disposed of. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 will be effective for the Company as of November 30, 2002. The adoption of FAS 144 did not have a material effect on Company's consolidated financial statements.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 1 -- Summary of Significant Accounting Policies -- (Continued)

S. Accounting for Stock Based Compensation -- On December 31, 2002, the Financial Accounting Standards Board (FASB or the Board) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123 (FAS
    148). As the title of the standard implies, it is fairly limited in its scope, however it will have implications for all entities that issue stock-based compensation to their employees. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. During the first quarter of fiscal 2003 the Company adopted the additional disclosures provisions of FAS 148.

T. Financial Accounting Standards Board Interpretation No. 45 -- In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of the FASB Statement No. 5 (FAS 5), Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many of those arrangements does not receive separately identifiable up-front payment (e.g., a premium) for issuing the guarantee. Prior to FIN 45, many guarantors did not recognize an initial liability for such embedded guarantees. Now, however, they are required to recognize a liability at fair value upon issuance of the guarantees, regardless of whether they receive a separate premium for doing so. The Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. For guarantees issued or modified after December 31, 2002, significant new disclosure requirements are effective beginning with 2002 calendar year-end financial statements, including a requirement to disclose the maximum amount of future payments that an entity might need to make under a guarantee and a reconciliation of during the period in their product warranty liabilities At November 28, 2003, the Company had no guarantees falling in the scope of FIN 45. The Company will apply the provisions required by FIN 45 in future periods if any guarantees are formed.

U. Financial Accounting Standards Board Interpretation No. 46 -- In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in any variable interest entity.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 1 -- Summary of Significant Accounting Policies -- (Continued)

V. Derivative Instruments and Hedging Activities -- In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS
    149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. At November 28, 2003, the Company had no financial instruments falling within the scope of FAS No. 149.

W. Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity --In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on the Company's financial statements.

X. Pensions and Other Postretirement Benefits -- In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of that Statement do not change the measurement and recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132(R) replaces FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, and adds among other things additional disclosure pertaining to plan assets, benefit obligations, key assumptions and measurement dates. The effective dates of the pronouncement for domestic plans are fiscal years ending after December 15, 2003.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 2 -- Going Concern, Borrowing Arrangements and Financing Commitments

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's limited liquidity under existing debt arrangements, its working capital deficit, the recent history of losses, the pension payment due August 2004, and the overall risks associated with achieving the 2004 plan may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of November 28, 2003, the Company had no unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of collateral limitations.

The Company's working capital position decreased from a negative $2,339,000 at November 29, 2002 to a negative $4,350,000 at November 28, 2003, due to a $2,119,000 increase in accounts payable and accrued expenses, a $717,000 increase in short term debt, a $232,000 increase in the current portion of long term borrowings, a $60,000 decrease in prepaid and other current assets, and a $27,000 decrease in cash, partially offset by a $734,000 increase in inventory and a $410,000 decrease in accounts receivable.

For fiscal 2004, management's plan is to increase sales and control expenses to improve profitability and provide additional cash from operating activities. The plan also calls for working with a variety of potential lending sources to acquire additional financing, as well as discussions with existing lenders and others to restructure various obligations.

It is management's belief that cash flows generated from operations, and/or additional financing, and/or a restructuring of existing debt and pension obligations will be sufficient to meet the Company's liquidity needs during fiscal 2004. Management also implemented a number of expense reductions during the fourth quarter of 2003, including wage and salary reductions and the deferral of certain personnel replacements or additions. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operating as a going concern.

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

The restructured term debt agreements contain a provision beginning for the fiscal year ending November 2003 and continuing for each fiscal year thereafter, for annual payments of 25% of "Free Cash Flow". Free Cash Flow means the amount obtained by subtracting (a) the sum of (1) interest expense, (2) principal payments of debt paid, (3) non-financed capital expenditures, (4) federal and state income tax payments, (5) pension contributions payments, (6) environmental payments against reserves, from (b) EBITDA. Payments of Free Cash Flow are to be shared by the term debt lenders and are to be applied to outstanding principal on the term debt. For fiscal 2003 there was no Free Cash Flow payment required.

In addition, the revised agreement with the Company's primary term debt lender contains a provision, which allows for extended principal payments of the approximately $4.5 million due October 1, 2005. This provision requires that the Company demonstrate to the lender that (1) the senior lien priority of the mortgage on the Company's real property is limited to $2.0 million; and (2) that the appraised fair market value of the real property subject to the mortgage is not

                          PLYMOUTH RUBBER COMPANY, INC.

Note 2 -- Going Concern, Borrowing Arrangements and Financing Commitments -- (Continued)

less that $2.5 million. If these conditions are satisfied to the lender satisfaction, then the $4.5 million of principal due October 1, 2005 will have extended maturity dates from April 1, 2006 to April 1, 2011.

The revolving line of credit and term debt of the Company consisted of the following as of:

                                                                                          November 28,          November 29,
                                                                                              2003                  2002
                                                                                         ----------------     ----------------
Short-term borrowings under a revolving line of credit, secured by a first interest in accounts receivable, inventory, certain equipment and certain other personal property with interest charged at prime plus 1%. At November 28, 2003, the Company had approximately $0 in borrowing availability on its revolving line
of credit. The interest rate at November 28, 2003 was 5.0%  ..........................  $      11,371,000    $      10,741,000

Term debt, in the original principal amount of $3,000,000, with a month to month renewal term, secured by a first interest in real property. Monthly Principal payments of $50,000 plus interest at prime plus 1% are required.
The interest rate at November 28, 2003 was 5.0% ......................................            600,000            1,200,000

Short-term  borrowings  with  four  Spanish  Banks  and a German  Bank  with interest  rates ranging from 3.08% to 5.25% at November 28, 2003.  Principal
amount 1,729,000 euros (approximately $2,060,000) at November 28, 2003................          2,060,000            1,373,000
                                                                                         -----------------     ----------------
                                                                                        $      14,031,000    $      13,314,000
                                                                                         =================     ================

Term debt, in the original principal amount of $2,228,000,  with interest at
9.50%, due May 2008, secured by a first interest in certain equipment.................  $       2,054,000    $       2,228,000

Term debt, in the original principal amount of $3,710,000,  with interest at
8.04%, due October 2005, secured by a first interest in certain equipment.............          1,402,000            1,705,000

Term debt, in the original principal amount of $4,050,000,  with interest at
8.54%, due October 2005, secured by a first interest in certain equipment.............          2,150,000            2,414,000

Term debt, in the original  principal  amount of $550,000,  with interest at
8.75%, due October 2005, secured by a first interest in certain equipment.............            379,000              420,000

Term debt, in the original principal amount of $1,469,979,  with interest at
9.56%, due October 2005, secured by a first interest in certain equipment.............          1,157,000            1,264,000

Term debt,  in the original  amount of  $1,104,077,  with interest at 8.98%,
due October 2005, secured by a first interest in certain equipment....................            900,000              978,000

Term debt, in the original principal amount of $450,000, with due interest at
7.75%, due October 2005, secured by a first interest in certain equipment ............            125,000              180,000

Term debt, in the original principal amount of 1,502,000 euros, due April 2007, secured by a first interest in real property. With interest at the one-year
Madrid inter-bank market rate (MIBOR) plus 1.25%, adjusted quarterly.
The interest rate at November 28 2003 was 3.5%........................................            626,000              672,000

Capital lease obligations (see Note 9)................................................            552,000              647,000
                                                                                         -----------------     ----------------
                                                                                                9,345,000           10,508,000

Less current portion..................................................................          1,768,000            1,536,000
                                                                                         -----------------     ----------------
                                                                                        $       7,577,000    $       8,972,000
                                                                                         =================     ================

                          PLYMOUTH RUBBER COMPANY, INC.

Note 2 -- Going Concern, Borrowing Arrangements and Financing Commitments -- (Continued)

During the prior fiscal year, one of the Company's debt lenders was acquired by another financial institution. As a result, at the year ended November 29, 2002 a single term note replaced four individual term notes.

Maturities of long-term obligations in the next five years are: 2004 - $1,768,000; 2005 - $5,874,000; 2006 - $685,000; 2007 - $710,000; 2008 -
$308,000; and thereafter - $0.

Note 3 -- Income Taxes

Income (loss) before taxes consists of the following:

                                                                     Year Ended
                                                ----------------------------------------------------
                                                 November 28,       November 29,       November 30,
                                                     2003               2002               2001
                                                ---------------    --------------    ---------------
  U.S. ....................................   $     (2,488,000)   $     (263,000)   $    (2,869,000)
  Foreign..................................
                                                       245,000           239,000            (41,000)
                                                ---------------    --------------    ---------------
  Total                                       $     (2,243,000)   $      (24,000)   $    (2,910,000)
                                                ===============    ==============    ===============

The provision (benefit) for income taxes consists of the following:


                                                                     Year Ended
                                                ----------------------------------------------------
                                                 November 28,       November 29,       November 30,
                                                     2003               2002               2001
                                                ---------------    ---------------    --------------
Current:
   Federal.................................   $             --   $      (187,000)   $            --
   State...................................                 --                --                 --
   Foreign.................................             61,000            62,000            (11,000)
                                                ---------------    ---------------    --------------
                                                        61,000          (125,000)           (11,000)
                                                ---------------    ---------------    --------------
Deferred:
   Federal.................................                 --                --                 --
   State...................................                 --                --                 --
                                                ---------------    ---------------    --------------
                                                            --                --                 --
                                                ---------------    ---------------    --------------
Total                                         $         61,000   $      (125,000)   $       (11,000)
                                                ===============    ===============    ==============

                          PLYMOUTH RUBBER COMPANY, INC.

Note 3 -- Income Taxes -- (Continued)

The components of the net deferred tax asset (liability) are as follows:

                                                                   November 28,          November 29,
                                                                       2003                  2002
                                                                 ----------------      ----------------
Deferred tax assets:
Pension obligations.......................................     $       2,968,000     $       2,673,000
Federal and state NOL carryforwards.......................             2,631,000             1,746,000
Environmental reserves....................................               428,000               455,000
AMT credit carryfoward....................................               246,000               246,000
Postretirement benefits...................................               464,000               435,000
State investment tax credit (ITC) carryforwards...........               389,000               357,000
Other reserves............................................               870,000             1,176,000
                                                                 ----------------      ----------------
Total gross deferred tax assets...........................             7,996,000             7,088,000
Valuation allowance.......................................            (6,124,000)           (5,226,000)
                                                                 ----------------      ----------------
                                                                       1,872,000             1,862,000
Deferred tax liability:
Plant assets..............................................            (2,015,000)           (1,981,000)
                                                                 ----------------      ----------------
      Net deferred tax asset (liability)..................     $        (143,000)     $       (119,000)
                                                                 ================      ================

In accordance with the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (FAS 109), management performed an analysis of the realizability of its deferred tax assets. FAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company increased the valuation allowance for deferred tax assets by $898,000 and $755,000 in 2003 and 2002, respectively. Such an increase was deemed necessary as the net deferred tax asset balance at November 28, 2003 and November 29, 2002 could not be carried back to recover taxes paid in previous years and will ot be offset by the reversal of future taxable differences. Also, the Company's liquidity situation at November 28, 2003 and November 29, 2002 provides significant negative evidence regarding the ability to generate sufficient taxable income in the future to recover these assets.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 3 -- Income Taxes -- (Continued)

A reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations for the years ended November 28, 2003, November 29, 2002, and November 30, 2001, is as follows:

                                                                     Year Ended
                                                -----------------------------------------------------
                                                 November 28,       November 29,       November 30,
                                                     2003               2002               2001
                                                ---------------    ---------------    ---------------
Tax (benefit) computed at statutory rate...   $       (763,000)   $       (8,000)    $     (989,000)
State income taxes, net of federal
   income tax benefit......................            (15,000)         (333,000)          (154,000)
Recovery of federal tax credit.............                 --          (187,000)                --
State investment tax credit................             32,000           (25,000)                --
Valuation allowance .......................            751,000           435,000          1,127,000
Rate differential attributable to
  foreign operations.......................            (22,000)          (19,000)             1,000
Other......................................             78,000            12,000              4,000
                                                ---------------    ---------------    ---------------
                                              $         61,000    $     (125,000)    $      (11,000)
                                                ===============    ===============    ===============
Effective income tax rate..................                2.7%           (520.8)%             (0.4)%

During 2003 and 2002, the Company recorded a $3,908,000 and $3,530,000 minimum pension liability and a full valuation allowance on the related deferred tax asset of $1,535,000 and $1,386,000. These amounts are included in Other Comprehensive Income (Loss) for the year ended November 28, 2003 and November 29, 2002, respectively.

Note 4 -- Accrued Expenses

The Company's accrued expenses consist of the following:

                                                                  November 28,          November 29,
                                                                      2003                  2002
                                                                 ----------------      ----------------
Accrued payroll and related benefits......................     $         683,000     $         972,000
Accrued pension contributions.............................             1,580,000             1,250,000
Other.....................................................             2,275,000             2,260,000
                                                                 ----------------      ----------------
                                                               $       4,538,000     $       4,482,000
                                                                 ================      ================

Note 5 -- Retirement and Other Benefit Plans

The Company has a non-contributory, defined benefit pension plan and a contributory, defined contribution profit sharing plan, covering substantially all employees. The Company's defined benefit pension plan provides benefits for stated amounts for each year of service through fiscal 1996 after which time benefits have been frozen. The Company's funding policy for the pension plan is to make contributions at least equal to the minimum required by the applicable regulations. The Company's defined contribution profit sharing trust allocates Company contributions based upon a combination of annual pay and employee elective deferral of pay. The Company may make a discretionary contribution to the profit sharing trust. During 2003, 2002 and 2001, the Company did not accrue for any profit sharing contribution.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 5 -- Retirement and Other Benefit Plans -- (Continued)

The following table provides reconciliation of changes in benefit obligations and fair value of plan assets. In addition, this table shows the plan's funded status and the amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plan.

                                                                   November 28,          November 29,
                                                                       2003                  2002
                                                                 ----------------      ----------------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year.................     $      13,012,000      $     12,996,000
  Interest cost...........................................               720,000               757,000
  Benefit payments........................................            (1,219,000)           (1,215,000)
  Actuarial loss..........................................               627,000               474,000
                                                                 ----------------      ----------------
  Benefit obligation at end of year.......................     $      13,140,000      $     13,012,000
                                                                 ================      ================
Reconciliation of fair value of plan assets:
  Fair value at beginning of year.........................     $       6,647,000      $      8,247,000
  Actual return on plan assets............................               414,000              (385,000)
  Employer contributions..................................               232,000                    --
  Benefit payments........................................            (1,219,000)           (1,215,000)
                                                                 ----------------      ----------------
  Fair value at end of year...............................     $       6,074,000      $      6,647,000
                                                                 ================      ================
Funded Status:
  Funded status...........................................     $      (7,066,000)     $     (6,365,000)
  Unrecognized loss.......................................             3,908,000             3,530,000
                                                                 ----------------      ----------------
  Net amount recognized...................................     $      (3,158,000)     $     (2,835,000)
                                                                 ================      ================
Amounts recognized in the consolidated balance sheet:
  Accrued pension cost....................................     $      (7,066,000)     $     (6,365,000)
  Accumulated other comprehensive loss....................             3,908,000             3,530,000
                                                                 ----------------      ----------------
  Net amount recognized...................................     $      (3,158,000)     $     (2,835,000)
                                                                 ================      ================

Net periodic pension expense for the pension plan for the years ended November 28, 2003, November 29, 2002 and November 30, 2001, is as follows:

                                                                     Year Ended
                                                -----------------------------------------------------
                                                 November 28,       November 29,       November 30,
                                                     2003               2002               2001
                                                ---------------    ---------------    ---------------
Service cost...............................   $             --   $             --   $             --
Interest cost..............................            720,000            758,000            832,000
Expected return on assets..................           (533,000)          (686,000)          (730,000)
Amortization of net gain...................            367,000            248,000             (7,000)
                                                ---------------    ---------------    ---------------
Net periodic pension expense                  $        554,000   $        320,000   $         95,000
                                                ===============    ===============    ===============

                          PLYMOUTH RUBBER COMPANY, INC.

Note 5 -- Retirement and Other Benefit Plans -- (Continued)

Key weighted-average assumptions used in the measurement of the Company's defined benefit pension obligation are as follows:

                                                     2003               2002               2001
                                                ---------------    ---------------    ---------------
Discount rate..............................              5.25%              5.75%              6.00%
Long term rate of return on assets.........              8.75%              9.00%              8.00%

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

                                                                   November 28,          November 29,
                                                                       2003                  2002
                                                                 ----------------      ----------------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year.................     $       1,194,000     $         807,000
  Service cost............................................                60,000                63,000
  Interest cost...........................................                61,000                61,000
  Benefit payments........................................               (52,000)              (60,000)
  Actuarial (gain) loss...................................               (69,000)              323,000
                                                                 ----------------      ----------------
  Benefit obligation at end of year.......................     $       1,194,000     $       1,194,000
                                                                 ================      ================

Reconciliation of fair value of plan assets:
  Fair value at beginning  of year........................     $              --     $              --
  Employer contributions..................................                52,000                60,000
  Benefit payments........................................               (52,000)              (60,000)
                                                                 ----------------      ----------------
  Fair value at end of year...............................     $              --     $              --
                                                                 ================      ================

Funded Status:
  Funded status...........................................     $      (1,194,000)    $      (1,194,000)
  Unrecognized gain.......................................                90,000               158,000
                                                                 ----------------      ----------------
  Accrued postretirement benefit cost.....................     $      (1,104,000)    $      (1,036,000)
                                                                 ================      ================

Amounts recognized in the consolidated balance sheet:
  Accrued benefit obligation..............................     $      (1,104,000)    $      (1,036,000)
                                                                 ----------------      ----------------
  Net amount recognized...................................     $      (1,104,000)    $      (1,036,000)
                                                                 ================      ================

Key weighted-average assumptions used in the measurement of the Company's postretirement benefit obligation are as follows:

                          PLYMOUTH RUBBER COMPANY, INC.

Note 5 -- Retirement and Other Benefit Plans -- (Continued)

                                                     2003               2002               2001
                                               ----------------   ----------------   ----------------
Discount rate..............................              5.25%              5.75%              6.00%

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate assumed decreased gradually to 5.0% for 2010 and remains at that level thereafter.

The components of net postretirement expense are as follows:

                                                                     Year Ended
                                                -----------------------------------------------------
                                                 November 28,       November 29,       November 30,
                                                     2003               2002               2001
                                                ---------------    ---------------    ---------------
Service cost...............................   $         60,000   $         63,000   $         35,000
Interest cost..............................             61,000             61,000             49,000
Amortization of (gain) loss................                 --                 --            (10,000)
                                                ---------------    ---------------    ---------------
Net periodic postretirement expense........   $        121,000   $        124,000   $         74,000
                                                ===============    ===============    ===============

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in the assumed health care cost trend rates would have the following effects:

                                                                1-Percentage-        1-Percentage-
                                                               Point Increase        Point Decrease
                                                               ----------------      ----------------
Effect on total of service and interest cost components.       $        15,000       $      (12,000)
Effect on postretirement benefit obligation.............               100,000              (86,000)

Note 6 -- Common Stock and Earnings (Loss) Per Share

The Company has authorized a class of preferred stock. To date, no shares have been issued.

Common stock activity was as follows:

                                                Shares                   Common Stock
                                         ----------------------   ---------------------------      Paid in         Treasury
                                          Class A    Class B        Class A        Class B         Capital          Stock
                                         ---------- -----------   ------------   ------------    -------------   -------------
Balance at December 1, 2000..........      810,586  1,281,304    $    810,000  $   1,281,000    $   9,084,000   $   (327,000)
Issuance of treasury shares..........                                                                                142,000
                                         ---------- -----------   ------------   ------------    -------------   -------------
Balance at November 30, 2001.........      810,586  1,281,304    $    810,000  $   1,281,000    $   9,084,000   $   (185,000)

Balance at November 29, 2002.........      810,586  1,281,304    $    810,000  $   1,281,000    $   9,084,000   $   (185,000)

Change in par value .................                                (802,000)    (1,268,000)       2,070,000
                                         ---------- -----------   ------------   ------------    -------------   -------------
Balance at November 28, 2003.........      810,586  1,281,304    $      8,000  $      13,000    $  11,154,000   $   (185,000)
                                         ========== ===========   ============   ============    =============   =============

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

                          PLYMOUTH RUBBER COMPANY, INC.

Note 6 -- Common Stock and Earnings (Loss) Per Share -- (Continued)

Treasury stock includes 32,914 shares of Class B Common Stock at November 28, 2003 and November 29, 2002, respectively. During fiscal 2001, 22,086 shares of treasury stock were issued to Directors in lieu of cash payment of annual non-employee director retainer fees.

The following table reflects the factors used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.

                                                                              Year Ended
                                                         ------------------------------------------------------
                                                           November 28,       November 29,        November 30,
                                                               2003               2002                2001
                                                         ---------------   ----------------    ---------------
Basis earnings (loss) per share
 Net income (loss) from continuing operations ...       $    (2,815,000)   $        101,000   $    (2,899,000)
 Income from discontinued operations.............               511,000                  --                --
                                                         ---------------   ----------------    ---------------
 Net income (loss) available to
  common stockholders ...........................       $    (2,304,000)   $        101,000   $    (2,899,000)
                                                         ===============   ================    ===============
 Weighted average shares.........................             2,058,976           2,058,976         2,042,411
                                                         ===============   ================    ===============
 Net income (loss) from continuing operations ...       $         (1.37)   $           0.05   $         (1.42)
 Income from discontinued operations ............                  0.25                  --                --
                                                         ---------------   ----------------    ---------------
 Net income (loss) per share.....................       $         (1.12)   $           0.05   $         (1.42)
                                                         ===============   ================    ===============

Diluted earnings(loss) per share
 Net income (loss) from continuing operations ...       $    (2,815,000)   $        101,000   $    (2,899,000)
 Income from discontinued operations.............               511,000                  --                --
                                                         ---------------   ----------------    ---------------
 Net income (loss) available to
  common stockholders ...........................       $    (2,304,000)   $        101,000   $    (2,899,000)
                                                         ===============   ================    ===============
 Weighted average shares.........................             2,058,976           2,058,976         2,042,411
 Effect of dilutive stock options................                    --              46,881                --
                                                         ---------------   ----------------    ---------------
 Diluted weighted average shares.................             2,058,976           2,105,857         2,042,411
                                                         ===============   ================    ===============
 Net income (loss) from continuing operations....       $         (1.37)   $           0.05   $         (1.42)

 Net income from discontinued operations.........                  0.25                  --                --
                                                         ---------------   ----------------    ---------------
 Net income (loss) per share.....................       $         (1.12)   $           0.05   $         (1.42)
                                                         ===============   ================    ===============

(a) Options for 548,372, 413,181, and 380,729 shares of common stock were outstanding at November 28, 2003, November 29, 2002 and November 30, 2001, respectively, but were not included in computing diluted earnings (loss) per share in each of the respective periods because their effects were anti-dilutive. In addition, options for 100,667 shares of common stock were outstanding November 30, 2001, respectively, but were not included in computing diluted earnings per share because of the net loss.

                          PLYMOUTH RUBBER COMPANY, INC.

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

The 1995 Employee Plan authorizes the granting of options to key employees and officers to purchase an aggregate of 300,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Employee Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 1995 Employee Plan may authorize variations from the standard terms, options under the 1995 Employee Plan will generally be exercised in annual one-fourth increments, beginning one year from the date of grant, with an additional one-fourth becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At November 28 2003, there were 68,742 options available for grant under this plan.

The 1995 Director Plan authorizes the granting of options only to non-employee directors to purchase an aggregate of 210,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 1995 Director Plan may be no less than the fair market value of the shares subject thereto on the date of grant. The 1995 Director Plan provided for automatic grant, to each current non-employee director, of options to purchase 15,000 shares upon approval by the stockholders and to any new non-employee director upon their appointment or election. Although the Board of Directors or Committee administering the 1995 Director Plan may authorize variations from the standard terms, options under the 1995 Director Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. As of November 28, 2003, there were no options available for grant under this plan.

On February 3, 2002, the Company established an incentive stock option plan entitled the "2002 Stock Incentive Plan" ("the 2002 Plan"). The 2002 Plan authorizes the granting of options to key employees to purchase an aggregate of 300,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 2002 Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 2002 Plan may authorize variations from the standard terms, options under the 2002 Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At November 28 2003, there were 118,200 options available for grant under this plan.

On April 26, 2002, the Company established a non-employee stock option plan entitled the "2002 Non-Employee Director Plan" ("the 2002 Director Plan"). The 2002 Director Plan authorizes the granting of options to non-employee directors to purchase an aggregate of 180,000 shares of the Company's Class B Common Stock. The exercise price of the options granted under the 2002 Director Plan may be no less than the fair market value of the shares subject thereto on the date of grant. Although the Board of Directors or Committee administering the 2002 Plan may authorize variations from the standard terms, options under the 2002 Director Plan will generally be exercised in annual one-third increments, beginning one year from the date of grant, with an additional one-third becoming exercisable at the end of each of the years thereafter. The options are exercisable for ten years from the date of grant. At November 28 2003, there were 108,000 options available for grant under this plan.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 7 -- Stock Option and Stock Purchase Plans -- (Continued)

A summary of the Company's stock option plans as of November 28, 2003, November 29, 2002, and November 30, 2001, and the changes during the years then ended on those dates are presented below:

                                                                       Weighted
                                                  Number of             Average
                                                   Options          Exercise Price
                                              ----------------      --------------
Outstanding at December 1, 2000...........            485,569              5.04
Options granted...........................            159,500              1.27
Options exercised.........................                 --                --
Options expired...........................           (167,330)             6.31
                                              ----------------
Outstanding at November 30, 2001..........            477,739              3.33
Options granted...........................            267,300              0.82
Options exercised.........................                 --                --
Options expired...........................           (153,739)             2.21
                                              ----------------
Outstanding at November 29, 2002..........            591,300              2.49
Options granted...........................                 --                --
Options exercised.........................                 --                --
Options expired...........................            (75,635)             5.89
                                              ----------------
Outstanding at November 28, 2003..........            515,665              1.99
                                              ================

                                                                       Weighted
                                                 Number of              Average
                                                  Options           Exercise Price
                                              ----------------      ----------------
Exercisable at November 30, 2001..........         215,564             $   4.94
Exercisable at November 29, 2002..........         250,000             $   4.57
Exercisable at November 28, 2003..........         376,765             $   2.42

The following table summarizes information about all stock options outstanding at November 28, 2003:

                                    Options Outstanding                        Options Exercisable
                  --------------------------------------------------  ----------------------------------
                                        Weighted
                                         Average        Weighted                            Weighted
     Range of         Number            Remaining        Average                            Average
     Exercise       Of Options         Contractual      Exercise          Number            Exercise
      Prices       Outstanding        Life (Years)        Price        Exercisable           Price
   -------------  ---------------     --------------  --------------  ---------------   -----------------
$  0.75 - 0.90           253,800            7         $     0.82             114,900        $   0.81
   1.25 - 1.38           139,500            7               1.28             139,500            1.28
   4.25 - 4.63            73,800            5               4.55              73,800            4.55
   5.95 - 6.81            38,565            3               6.04              38,565            6.04
   7.12 - 7.75            10,000            4               7.13              10,000            7.13
                  ---------------                                     ---------------
                         515,665                                             376,765
                  ===============                                     ===============

The options outstanding at November 28, 2003 expire at various times in 2004 through 2012.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 7 -- Stock Option and Stock Purchase Plans -- (Continued)

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                         2002
                                                    ---------------
Expected life (years) ...................                 10
Expected stock price volatility..........                150%
Risk-free interest rate..................               4.00%

At November 28, 2003 and November 29, 2002, 15,828 shares of the Company's Class B non-voting common stock were reserved for issuance to employees at a purchase price of not less than $1.00 per share under the Company's Executive Incentive Stock Purchase Plan. Shares issued under the plan are restricted as to disposition by the employees, with such restrictions lapsing over periods ranging from five to nine years from the date of issuance. If the participant's employment is terminated during the restricted period, his or her shares are required to be offered to the Company for repurchase at the original purchase price. The restrictions for all shares of stock issued under this plan have lapsed. Repurchased shares totaled 3,720 at November 28, 2003 and at November 29, 2002. During 2003 and 2002, no shares were repurchased or issued throughout the year. At November 28, 2003 and at November 29, 2002, 30,452 shares were outstanding.

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

                          PLYMOUTH RUBBER COMPANY, INC.

Note 8 -- Segment Information -- (Continued)

The table below presents information related to Plymouth Rubber's business segments for each of the past three years.

                                                                 Year Ended
                                                ---------------------------------------------
                                                 November 28,    November 29,    November 30,
                                                     2003            2002           2001
                                                 ------------    ------------    ------------
Segment sales to unaffiliated customers:
  Plymouth Tapes .......................         $ 57,712,000    $ 56,237,000    $ 57,553,000
  Brite-Line Technologies ..............            8,161,000       9,022,000       8,945,000
                                                 ------------    ------------    ------------
  Consolidated net sales ...............         $ 65,873,000    $ 65,259,000    $ 66,498,000
                                                 ============    ============    ============

Segment income (loss):
  Plymouth Tapes .......................         $ (1,445,000)   $    647,000    $ (1,581,000)
  Brite-Line Technologies ..............              449,000       1,113,000         895,000
                                                 ------------    ------------    ------------
  Consolidated operating income
    (loss) from continuing operations ..             (996,000)      1,760,000        (686,000)
  Interest expense .....................           (1,787,000)     (2,026,000)     (2,298,000)
  Foreign currency exchange gain
    (loss) from continuing operations ..               28,000          64,000         (25,000)
  Other income, net ....................                1,000         178,000          99,000
                                                 ------------    ------------    ------------
  Consolidated loss from
    continuing operations before tax ...         $ (2,754,000)   $    (24,000)   $ (2,910,000)
                                                 ============    ============    ============

Depreciation and amortization:
  Plymouth Tapes .......................         $  2,803,000    $  2,889,000    $  2,967,000
  Brite-Line Technologies ..............              108,000          84,000          86,000
                                                 ------------    ------------    ------------
  Total depreciation and amortization ..         $  2,911,000    $  2,973,000    $  3,053,000
                                                 ============    ============    ============

Assets:
  Plymouth Tapes .......................         $ 41,936,000    $ 42,709,000    $ 44,559,000
  Brite-Line Technologies ..............            3,379,000       3,537,000       4,099,000
                                                 ------------    ------------    ------------
  Total assets .........................         $ 45,315,000    $ 46,246,000    $ 48,658,000
                                                 ============    ============    ============

Geographic information:
Net sales to unaffiliated customers:
  United States ........................         $ 51,640,000    $ 53,477,000    $ 54,800,000
  Spain and Portugal ...................            3,931,000       2,883,000       3,199,000
  Other ................................           10,302,000       8,899,000       8,499,000
                                                 ------------    ------------    ------------
  Consolidated net sales ...............         $ 65,873,000    $ 65,259,000    $ 66,498,000
                                                 ============    ============    ============

Long-lived assets:
  United States ........................         $ 17,350,000    $ 19,846,000    $ 22,410,000
  Spain ................................            1,984,000       1,582,000       1,443,000
                                                 ------------    ------------    ------------
  Total long-lived assets ..............         $ 19,334,000    $ 21,428,000    $ 23,853,000
                                                 ============    ============    ============

The Company has one customer, whose operations are primarily in the automotive industry, which accounted for 32%, 33% and 33% of net sales in 2003, 2002, and 2001, respectively.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 9 -- Leases

Included in Plant Assets in the accompanying Consolidated Balance Sheet is leased property under capital leases as follows:

                           November 28,              November 29,
                               2003                      2002
                         ----------------          ----------------
Machinery and equipment  $     2,702,000           $     2,832,000
Less: accumulated
  amortization ........        1,375,000                 1,355,000
                         ----------------          ----------------
                         $     1,327,000           $     1,477,000
                         ================          ================

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

The following is a schedule by year of future minimum lease payments under capital leases at November 28, 2003:

    2004...............................................  $   381,000
    2005...............................................       90,000
    2006...............................................       52,000
    2007...............................................       32,000
    Thereafter.........................................        7,000
                                                          -----------
    Total minimum lease payments                             562,000
    Less: Amount representing interest                        10,000
                                                          -----------
                                                         $   552,000
                                                          ===========

Minimum annual rentals under noncancelable operating leases (which are principally for equipment) are as follows:

    2004...............................................  $   577,000
    2005...............................................      463,000
    2006...............................................      262,000
    2007...............................................           --
    2008...............................................           --

Total rental expense for 2003, 2002 and 2001 was 966,000, $1,185,000, and
$1,071,000, respectively. Included in the total rental expense in each year are the warehousing costs incurred at various locations. The cost of keeping inventory at these warehouses is primarily determined on a usage basis.

Note 10 -- Transactions with Related Parties

The Company has a consulting agreement with a Director of the Company to provide the Company with various consulting services. During 2003, 2002 and 2001, consulting fees of $56,400, $56,400, and $51,700, respectively, were paid pursuant to this agreement.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 11 -- Commitments and Contingencies

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $725,000 as of November 28, 2003 to cover future environmental expenditures related to these claims, which is net of $505,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of November 28, 2003 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include the retention of an independent Licensed Site Professional, investigation, assessment, containment, and remediation. The Company has accrued $277,000 as of November 28, 2003 to cover estimated future environmental cleanup expenditures, which is net of $961,000 payments made to date. Actual future costs may be different from the amount accrued for as of November 28, 2003.

Note 12 -- Discontinued Operations

Income from discontinued operations, net of tax of was $511,000 in 2003, due to a reduction in product warranty reserves for a roofing business that was discontinued in 1984. Management believes that this reserve, which was last charged with a claim in fiscal 1998, is no longer required, due to the expirations of warranties and a lack of claim activity.

                          PLYMOUTH RUBBER COMPANY, INC.

Note 13 -- Unaudited Quarterly Financial Data

The following table presents the quarterly information for fiscal 2003 and 2002.

                                                                 Quarter Ended
                                      --------------------------------------------------------------------
                                       February 28          May 30          August 29       November 28
                                      --------------    ---------------   --------------   ---------------
2003 (a)
Net sales ...................       $    13,543,000   $     18,287,000  $    15,970,000   $    18,073,000
Gross profit .................            1,772,000          3,498,000        2,245,000         3,406,000
Net income (loss)............            (1,380,000)          (184,000)      (1,118,000)          378,000

Earnings (loss) per share:
  Basic .....................       $         (0.67)  $         (0.09)  $         (0.54)  $          0.18
  Diluted ....................      $         (0.67)  $         (0.09)  $         (0.54)  $          0.18

                                          March 1            May 31          August 30       November 29
                                      --------------    ---------------   --------------   ---------------
2002 (b)
Net sales ...................       $    13,941,000   $    17,854,000   $    17,061,000   $    16,403,000
Gross profit .................            3,087,000         4,150,000         3,726,000         2,567,000
Net income (loss)............              (127,000)          718,000           509,000          (999,000)

Earnings (loss) per share:
  Basic .....................       $         (0.06)  $          0.35   $          0.25   $         (0.49)
  Diluted ....................      $         (0.06)  $          0.34   $          0.23   $         (0.49)


(a) Sales in the first and third quarters of 2003 in Plymouth Tapes were reduced due to normal seasonal fluctuations. In addition, sales for the first quarter of 2003 for Brite-Line Technologies were reduced due to the highly seasonal nature of the highway market segment. Net income for the fourth quarter of 2003 includes $511,000 income from Discontinued Operations.

(b) Sales in the first and third quarters of 2002 in Plymouth Tapes were reduced due to normal seasonal fluctuations. In addition, sales for the first quarter of 2002 for Brite-Line Technologies were reduced due to the highly seasonal nature of the highway market segment. Net loss for the fourth quarter of 2002 was due to lower margins at Plymouth Tapes, resulting from higher raw material and overhead costs. Net loss for the first quarter of 2002 was also increased due to lower margins at Brite-Line and lower margins on foreign sales

Item 9.  Disagreement on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include our internal controls. Maurice
J. Hamilburg, President and Co-Chief Executive Officer, Joseph D. Hamilburg, Chairman and Co-Chief Executive Officer, and Joseph J. Berns, Vice President of Finance and Chief Financial Officer supervised and participated in this evaluation. Based on this evaluation, Maurice J. Hamilburg, Joseph D. Hamilburg, and Joseph J. Berns, concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect those controls.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

To the extent not included in Part I hereof, the information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 28, 2003.

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 28, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 28, 2003.

Item 13. Certain Relationships and Related Transactions

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 28, 2003.

Item 14. Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement involves the election of Directors and is expected to be filed with the Commission within 120 days after the close of the fiscal year ended November 28, 2003.

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)1. Financial statements filed as part of this report are listed in the index appearing on page 15.

(a)2. Financial statement schedules required as part of this report are listed in the index appearing on page 15.

(a)3. Exhibits required as part of this report are listed in the index appearing on pages 47 - 50.

(b)   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PLYMOUTH RUBBER COMPANY, INC.
                                               (Registrant)

                                       By /s/ JOSEPH J. BERNS
                                         ---------------------------------------
                                          Joseph J. Berns
                                          Vice President - Finance and Treasurer
Date: February 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 26 , 2003.

      /s/ MAURICE J. HAMILBURG                  President and Co-Chief Executive Officer and Director
-------------------------------------
          Maurice J. Hamilburg

       /s/ JOSEPH D. HAMILBURG                  Chairman and Co-Chief Executive Officer and Director
-------------------------------------
           Joseph D. Hamilburg

      /s/  C. GERALD GOLDSMITH                  Director
-------------------------------------
           C. Gerald Goldsmith

           /s/ JANE H. GUY                      Director
-------------------------------------
               Jane H. Guy

         /s/ MELVIN L. KEATING                  Director
-------------------------------------
             Melvin L. Keating

        /s/  EDWARD PENDERGAST                  Director
-------------------------------------
             Edward Pendergast

         /s/ DUANE E. WHEELER                   Director
-------------------------------------
            Duane E. Wheeler

         /s/ JOSEPH J. BERNS                    Vice President - Finance and Treasurer (Principal
-------------------------------------           Financial Officer and Principal Accounting Officer)
             Joseph J. Berns

                                                                     SCHEDULE II
                          PLYMOUTH RUBBER COMPANY, INC.

                                    RESERVES

                               ACCOUNTS RECEIVABLE

                                                                               Accounts
                                            Balance at         Provision      Charged to        Balance
                                            Beginning           Charged      Reserve, net       at End
Deducted from assets:                        of Year           to Income     of Recoveries      of Year
                                           -------------      ------------   --------------   ------------
Allowance for doubtful accounts
Year ended November 28, 2003...........   $     397,000     $     130,000   $     (80,000)   $    447,000
Year ended November 29, 2002...........   $     422,000     $      88,000   $    (113,000)   $    397,000
Year ended November 30, 2001...........   $     331,000     $     101,000   $     (10,000)   $    422,000

                                    INVENTORY

                                            Balance at         Provision        Amounts         Balance
                                            Beginning           Charged       Charged to        at End
Deducted from assets:                        of Year           to Income      To Reserves       of Year
                                           -------------      ------------   --------------   ------------
Inventory Reserves
Year ended November 28, 2003...........   $     630,000     $     345,000   $    (454,000)   $    521,000
Year ended November 29, 2002...........   $     408,000     $     592,000   $    (370,000)   $    630,000
Year ended November 30, 2001...........   $     482,000     $     453,000   $    (527,000)   $    408,000

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

16         Not Applicable.

18         Not Applicable.

19         Not Applicable

21 Brite-Line Technologies, Inc. (incorporated in Massachusetts) and Plymouth Rubber Europa, S.A. (organized under the laws of Spain).

22         Not Applicable.

23         Consent of Independent Auditors.

24         Not Applicable.

27         Not Applicable.

28         Not Applicable.

29         Not Applicable.

31.1 Certification of President and Co-Chief Operating Officer Pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chairman and Co-Chief Operating Officer Pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Vice President - Finance and Chief Financial Officer Pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.