Form 10-Q
period 2004-02-27
PLYMOUTH RUBBER CO INC
filed 2004-04-12
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                       FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended: February 27, 2004       Commission File Number: 1-5197


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


PLYMOUTH RUBBER COMPANY, INC.


PART I. FINANCIAL INFORMATION

 Item 1.  Condensed Financial Statements:                           Page No.

Condensed Consolidated Statement of Operations and
 Retained Earnings (Deficit) . . . . . . . . . . . . . . . . .          2

Condensed Consolidated Statement of Comprehensive
 Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . .          3

Condensed Consolidated Balance Sheet . . . . . . . . . . . . .          4

Condensed Consolidated Statement of Cash Flows . . . . . . . .          5

Notes to Condensed Consolidated Financial Statements . . . . .         6-10

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . . .        11-18

Item 3. Quantitative and Qualitative Disclosure about
  Market Risks . . . . . . . . . . . . . . . . . . . . . . . .          19

Item 4.  Controls and Procedures . . . . . . . . . . . . . . .          19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .          20

Item 2.  Changes In Securities . . . . . . . . . . . . . . . .          20

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . .          20

Item 4.  Submission of Matters to a Vote of Security Holders .          20

Item 5.  Other Information . . . . . . . . . . . . . . . . . .          20

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .          20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .          21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          PLYMOUTH RUBBER COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)

               (In Thousands except Share and Per Share Amounts)
                                   (Unaudited)


                               First Quarter Ended
                             -----------------------
                              Feb. 27,     Feb. 28,
                                2004         2003
                             ----------   ----------

Net Sales . . . . . . . . .  $  14,822    $  13,543
Cost of products sold . . .     12,314       11,771
                             ----------   ----------
Gross margin. . . . . . . .      2,508        1,772
Selling, general and
     administrative . . . .      2,872        2,766
                             ----------   ----------
Operating income (loss) . .       (364)        (994)
Interest expense. . . . . .       (428)        (417)
Other income (expense), net         22           41
                             ----------   ----------
Income (loss) before taxes        (770)      (1,370)
Benefit (provision) for
 income taxes . . . . . . .        (27)         (10)
                             ----------   ----------
Net income (loss) . . . . .       (797)      (1,380)

Retained earnings (deficit)
  at beginning of period. .     (6,531)      (4,227)
                             ----------   ----------
Retained earnings (deficit)
  at end of period. . . . .  $  (7,328)   $  (5,607)
                             ==========   ==========

Per Share Data:

Basic Earnings (Loss) Per Share:

Net income (loss) . . . . .  $   (0.39)   $   (0.67)
                             ==========   ==========
Weighted average number of
  shares outstanding. . . .  2,058,976    2,058,976
                             ==========   ==========

Diluted Earnings (Loss) Per Share:

Net income (loss) . . . . .  $   (0.39)   $   (0.67)
                             ==========   ==========
Weighted average number of
  shares outstanding. . . .  2,058,976    2,058,976
                             ==========   ==========











     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
       CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                               (In Thousands)
                                 (Unaudited)


                               First Quarter Ended
                             -----------------------
                              Feb. 27,     Feb. 28,
                                2004         2003
                             ----------   ----------

Net income (loss) . . . . .  $    (797)   $  (1,380)

Other comprehensive income
(loss), net of tax:
  Foreign currency
   translation adjustment .         73           87
                             ----------   ----------
  Other comprehensive
   income (loss). . . . . .         73           87
                             ----------   ----------

Comprehensive income (loss)  $    (724)   $  (1,293)
                             ==========   ==========







     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (In Thousands)


                                                        Feb. 27,      Nov. 28,
                                                          2004          2003
                                                       ----------   ----------
                                                       (Unaudited)

Assets
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . .  $       4    $      10
   Accounts receivable, less allowance for
     doubtful accounts of $386 and $447 at
     February 27, 2004 and November 28, 2003. . . . .     10,727       11,776

   Inventories:
      Raw materials . . . . . . . . . . . . . . . . .      4,164        3,952
      Work in process . . . . . . . . . . . . . . . .      2,647        2,472
      Finished goods. . . . . . . . . . . . . . . . .      6,967        5,951
                                                       ----------   ----------
                                                          13,778       12,375
                                                       ----------   ----------
   Prepaid expenses and other current assets. . . . .        949          924
                                                       ----------   ----------
       Total current assets . . . . . . . . . . . . .     25,458       25,085
                                                       ----------   ----------
Plant Assets:
   Plant assets . . . . . . . . . . . . . . . . . . .     48,959       48,694
   Less:  Accumulated depreciation. . . . . . . . . .    (30,145)     (29,360)
                                                       ----------   ----------
       Total plant assets, net. . . . . . . . . . . .     18,814       19,334
                                                       ----------   ----------
Other Assets:
Goodwill. . . . . . . . . . . . . . . . . . . . . . .        503          481
Other long-term assets. . . . . . . . . . . . . . . .        384          415
                                                       ----------   ----------
      Total other assets. . . . . . . . . . . . . . .        887          896
                                                       ----------   ----------
                                                       $  45,159    $  45,315
                                                       ==========   ==========

Liabilities and Stockholders' Equity

Current Liabilities:
   Short-term debt. . . . . . . . . . . . . . . . . .  $  14,547    $  14,031
   Accounts payable . . . . . . . . . . . . . . . . .      9,763        9,098
   Accrued expenses . . . . . . . . . . . . . . . . .      4,153        4,538
   Current portion of long-term obligations . . . . .      1,659        1,768
                                                       ----------   ----------
       Total current liabilities. . . . . . . . . . .     30,122       29,435
                                                       ----------   ----------

Long-Term Liabilities:
   Borrowings . . . . . . . . . . . . . . . . . . . .      7,332        7,577
   Pension obligation . . . . . . . . . . . . . . . .      5,615        5,486
   Deferred tax liability . . . . . . . . . . . . . .        149          143
   Other. . . . . . . . . . . . . . . . . . . . . . .      2,053        2,062
                                                       ----------   ----------
       Total long-term liabilities. . . . . . . . . .     15,149       15,268
                                                       ----------   ----------
Committments and Contingencies

Stockholders' Equity:
   Preferred stock, $10 par value, 500,000 shares
     authorized: no shares issued and outstanding . .         --           --
   Class A voting common stock, $0.01 par value,
     1,500,000 shares authorized, 810,586 shares
     issued and outstanding . . . . . . . . . . . . .          8            8
   Class B non-voting common stock, $0.01 par value,
     3,500,000 shares authorized, 1,281,304 shares
     issued and 1,281,390 shares outstanding. . . . .         13           13
   Paid in capital. . . . . . . . . . . . . . . . . .     11,154       11,154
   Retained earnings (deficit). . . . . . . . . . . .     (7,328)      (6,531)
   Accumulated other comprehensive loss . . . . . . .     (3,774)      (3,847)
                                                       ----------   ----------
                                                              73          797
   Less: Treasury stock at cost (32,914 shares) . . .       (185)        (185)
                                                       ----------   ----------
       Total stockholders' equity . . . . . . . . . .       (112)         612
                                                       ----------   ----------
                                                       $  45,159    $  45,315
                                                       ==========   ==========





     See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)

                                                         Three Months Ended
                                                       -----------------------
                                                        Feb. 27,      Feb. 28,
                                                          2004          2003
                                                       ----------   ----------

Cash flows relating to operating activities:
   Net income (loss). . . . . . . . . . . . . . . . .  $    (797)    $ (1,380)
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
       Depreciation and amortization. . . . . . . . .        681          685
   Changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . .      1,155          988
       Inventory. . . . . . . . . . . . . . . . . . .     (1,322)      (1,152)
       Prepaid expenses and other current assets. . .        (23)         160
       Other assets . . . . . . . . . . . . . . . . .         35            8
       Accounts payable . . . . . . . . . . . . . . .        608        1,744
       Accrued expenses . . . . . . . . . . . . . . .       (400)        (787)
       Pension obligation . . . . . . . . . . . . . .        129          117
       Other liabilities. . . . . . . . . . . . . . .        (15)         (56)
                                                       ----------   ----------
Net provided by operating activities. . . . . . . . .         51          327
                                                       ----------   ----------

Cash flows relating to investing activities:
   Capital expenditures . . . . . . . . . . . . . . .         (7)         (99)
                                                       ----------   ----------
Net cash used in investing activities . . . . . . . .         (7)         (99)
                                                       ----------   ----------

Cash flows relating to financing activities:
   Net increase in short-term debt. . . . . . . . . .        426          230
   Payments on term debt. . . . . . . . . . . . . . .       (320)        (375)
   Payments on capital leases . . . . . . . . . . . .       (140)         (68)
                                                       ----------   ----------
Net cash used in financing activities . . . . . . . .        (34)        (213)
                                                       ----------   ----------

Effect of exchange rates on cash. . . . . . . . . . .        (16)         (49)
                                                       ----------   ----------
Net change in cash. . . . . . . . . . . . . . . . . .         (6)         (34)
Cash at the beginning of the period . . . . . . . . .         10           37
                                                       ----------   ----------
Cash at the end of the period . . . . . . . . . . . .  $       4    $       3
                                                       ==========   ==========

Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . . . . . . . . . . . .  $     410    $     500
                                                       ==========   ==========
Cash paid for income taxes. . . . . . . . . . . . . .  $      --    $      --
                                                       ==========   ==========







     See Accompanying Notes to Condensed Consolidated Financial Statements

                    PLYMOUTH RUBBER COMPANY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited)

(1) The Company, in its opinion, has included all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the years ended November 28, 2003, November 29, 2002, and November 30, 2001, included in the Company's 2003 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

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

As of February 27, 2004, the Company had approximately $80,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of collateral limitations.

The Company received pension funding waivers from the Internal Revenue Service (the "IRS") for $855,000 in 2002 and $1,030,000 (of the $1,262,000 due) in 2003. These were waivers for plan years ending November 30, 2001 and November 30, 2002, and were conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2003 and November 30, 2004, and on the waiver amount of $1,030,000 being secured, in a manner acceptable to the Pension Benefit Guaranty Corporations (the "PBGC") by September 10, 2004. The minimum funding payment due in August 2004 is $1,533,000. Of this amount, approximately $1,048,000 is the current year requirement and $485,000 is a result of previous funding waivers. Management is developing longer range financial forecasts and has engaged an ERISA attorney to work with the Pension Benefit Guaranty Corporation (the "PBGC") to reschedule future minimum pension payments, including the 2004 minimum pension payment of $1,533,000, in order to provide working capital needed to operate profitability into future years and ultimately meet all of its pension obligations. Should the PBGC not reschedule payments and should the Company not be able to make all of the 2004 minimum funding payment, the Company would be required to notify the IRS, the Pension Benefit Guaranty Corporation, and the Pension Plan participants. The IRS would assess an excise tax of 10% on the amount of the payment shortfall, which would be currently payable, and the Pension Benefit Guaranty Corporation would impose a tax lien on the Company for the amount of payment shortfall. The Pension Benefit Guaranty Corporation could choose to take one or more additional actions, which could include having the Company continue funding the plan at some level, asking the Company for additional security, taking over the Plan, terminating the Plan, or other possibilities. Some of these possible actions could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

On May 23, 2003, the Company received notification from the American Stock Exchange (the "AMEX") that, as of the first quarter of fiscal 2003, the Company was not in compliance with AMEX listing standards, due to shareholders' equity being less than $2,000,000 and losses from continuing operations and/or net losses in two of its three

                    PLYMOUTH RUBBER COMPANY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    (Unaudited) (Continued)

most recent fiscal years. In order to maintain the listing of its common stock on AMEX, Plymouth was required to submit a plan by June 23, 2003, subject to acceptance by AMEX, describing actions to be taken to bring it into compliance with listing requirements within 18 months. On June 23, 2003 the Company submitted to the American Stock Exchange a plan describing the program by which the Company will be brought back into compliance with AMEX's listing standards by the end of November 2004. On August 25, 2003, AMEX accepted this plan of compliance and granted an extension of time through November 2004 to regain compliance, subject to periodic review by AMEX during the extension period. The Company is not currently in compliance with this listing standard.

On December 31, 2003, the Company received notification from the AMEX that the Company's Class A Common Stock and Class B Common Stock are each subject to delisting for having aggregate publicly held market values of less than $1,000,000 for more than 90 consecutive days. In order for the Company to maintain the listings of its Common Stock, it was to submit a plan, subject to acceptance by AMEX, by January 26, 2004 advising the AMEX of actions to bring it into compliance with continued listing standards by March 10, 2004. The Company has been considering the feasibility of such a plan of compliance and has asked AMEX for an extension of time to submit a compliance plan or pursue alternatives to continued AMEX listing. The Company is not currently in compliance with this listing standard.

Failure to make progress consistent with these listing standards could result in the Company's shares being delisted from AMEX. Should this occur, the Company would consider several options, including having its common shares traded over the counter.

For fiscal 2004, management plans to increase sales through additional marketing investments in the wholesale and retail markets and continues to control expenses to improve profitability and provide additional cash from operating activities. Management also plans to work with a variety of potential lending sources and existing lenders to acquire additional financing, although the current focus is a financing transaction which would increase equity and provide some working capital needed for operations, but which would require discussion with existing working capital and term debt lenders and modification of existing loan agreements, including future payment schedules.

Management believes these plans are possible to achieve but the process is in its early stages. It is management's belief that cash flows generated from operations, and/or additional financing accompanied by a restructuring of existing loan agreements, and/or a rescheduling of pension obligations will be sufficient to meet the Company's liquidity needs during fiscal 2004. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operating as a going concern.

(3) Environmental

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $725,000 as of February 27, 2004 to cover future environmental expenditures related to these

                    PLYMOUTH RUBBER COMPANY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    (Unaudited) (Continued)
claims, which is net of $505,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available.
Actual future costs may be different from the amount accrued for as of February 27, 2004 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include investigation, assessment, containment, and remediation. The Company has accrued $291,000 as of February 27, 2004 to cover estimated future environmental cleanup expenditures, which is net of $963,000 payments made to date. Actual future costs may be different from the amount accrued for as of February 27, 2004.

(4) The following table reflects the factors used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of potentially dilutive securities.

                             First Quarter Ended (A)
                             -----------------------
                              Feb. 27,     Feb. 28,
                                2004         2003
                             ----------   ----------
            (In thousands except share and per share data)
 Basic earnings (loss) per share
-------------------------------
Net income (loss) available
 to common stockholders . .  $    (797)   $  (1,380)
                             ==========   ==========
Weighted average shares . .  2,058,976    2,058,976
                             ==========   ==========
Net income (loss) per share  $   (0.39)   $   (0.67)
                             ==========   ==========

Diluted earnings (loss) per share
---------------------------------
Net income (loss) available
 to common stockholders . .  $    (797)   $  (1,380)
                             ==========   ==========
Weighted average shares . .  2,058,976    2,058,976
Effect of diluted
   stock options. . . . . .         --           --
                             ----------   ----------
Diluted weighted average
   shares . . . . . . . . .  2,058,976    2,058,976
                             ==========   ==========
Net income (loss) per share  $   (0.39)   $   (0.67)
                             ==========   ==========

                    PLYMOUTH RUBBER COMPANY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    (Unaudited) (Continued)
(A) Options for 462,788 and 324,000 shares of common stock were outstanding at February 27, 2004 and February 28, 2003, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive.


(5) Stock Compensation. The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company uses the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under APB No. 25, the Company does not recognize compensation expense on stock options granted to employees, because the exercise price of each option is equal to the market price of the underlying stock on the date of the grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 148, the Company's net loss and net loss per share would have been reduced to the following pro forma amounts:


                               First Quarter Ended
                             -----------------------
                              Feb. 27,     Feb. 28,
                                2004         2003
                             ----------   ----------

Net income (loss)
 as reported. . . . . . . .  $    (797)    $ (1,380)

Deduct: Total stock-based
  employee compensation
  determined under fair
  value method for all
  awards, net of related
  tax effects . . . . . . .         (9)         (28)
                             ----------   ----------

Pro forma net loss. . . . .  $    (806)   $  (1,408)
                             ==========   ==========

Earnings per share:
  Basic, as reported. . . .  $   (0.39)   $   (0.67)
                             ==========   ==========
  Basic, pro forma. . . . .  $   (0.39)   $   (0.68)
                             ==========   ==========
  Diluted, as reported. . .  $   (0.39)   $   (0.67)
                             ==========   ==========
  Diluted, pro forma. . . .  $   (0.39)   $   (0.68)
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

The table below presents information related to Plymouth Rubber's business segments for the first quarter ended February 27, 2004 and February 28, 2003.

                               First Quarter Ended
                             -----------------------
                              Feb. 27,     Feb. 28,
                                2004         2003
                             ----------   ----------

Segment sales to
 unaffiliated customers:
  Plymouth Tapes. . . . . .  $  14,217    $  13,204
  Brite-Line Technologies .        605          339
                             ----------   ----------
  Consolidated net sales. .  $  14,822    $  13,543
                             ==========   ==========
Segment operating
 income (loss):
  Plymouth Tapes. . . . . .  $     (79)   $    (558)
  Brite-Line Technologies .       (285)        (436)
                             ----------   ----------
Consolidated segment
 operating income (loss). .       (364)        (994)

Interest expense. . . . . .       (428)        (417)
Other income (expense). . .         22           41
                             ----------   ----------
Consolidated income
 (loss),before taxes. . . . $     (770)   $  (1,370)
                             ==========   ==========

(7) As of December 1, 2001 the Company adopted the SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with the guidelines of this accounting principle, goodwill and indefinite lived intangible assets are no longer amortized but will be assessed for impairment on at least on annual basis. The Company has elected to test annually for goodwill impairment at the end of each fiscal year. Goodwill will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. Through fiscal 2001 the Company amortized goodwill over a period of five years. Since the adoption of the provisions of SFAS No. 142, there have been no impairment charges recognized by the Company as the fair value of the reporting unit to which the goodwill relates has exceeded book value.

At February 27, 2004, the Company has goodwill of $503,000 relating to the purchase of Plymouth Rubber Eurpoa, S.A The change in goodwill from period to period is a result of currency rate changes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2004, Compared with First Quarter, 2003

Company Overview

Key factors, which management believes have the largest impact on the overall profit and loss of Plymouth Rubber Company, include:

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

(3) given the magnitude of the Company's fixed cost structure, increases or decreases in these costs have a large impact on profits. There are a number of large fixed or semi-fixed cost components, which include salaries, indirect labor, and benefits, utilities, equipment maintenance and repair, insurance, and depreciation. Thus changes in rates or usage of these cost components can have a large effect on profit.

Overall Summary of First Quarter 2004 Financial Results

For first quarter of 2004, sales increased 9% from last year, with increases at both Plymouth Tapes and Brite-Line. Management believes that increased sales levels are a critical component of improved profitability.

Despite the increase in sales, overall costs in the first quarter of 2004 were relatively level with the first quarter of 2003, with a decrease in fixed manufacturing costs and a relatively small increase in selling, general and administrative costs (largely due to the sales volume increases). The increased sales and improved variable margin reduced the pre-tax loss by 42% from the first quarter of 2003 to 2004.

Sales and Margins

Sales increased at both Plymouth Tapes and Brite-Line as described below:

                               First Quarter Sales
                             -------------------------
                                                                Increase
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------

  Plymouth Tapes. . . . . . $ 14,217,000  $ 13,204,000    1,013,000       7.7
  Brite-Line Technologies .      605,000       339,000      266,000      78.5
                             -----------   -----------   ----------
  Total . . . . . . . . . . $ 14,822,000  $ 13,543,000    1,279,000       9.4
                             ===========   ===========   ==========

Plymouth Tapes sales in the automotive markets were approximately level with 2003, increasing 0.5%, while sales in all other markets increased in the first quarter of 2004 19.8% from the first quarter of 2003, due largely to increases in the retail and wholesale electrical tape markets. As was the case in the fourth quarter of 2003, this latter increase results in part from the marketing and sales investments made during the last two years. The 2004 sales originally denominated in Euros were also aided by a favorable Euro/Dollar exchange rate, which accounted for approximately $360,000 of the overall dollar sales growth.

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations      (Continued)

The sales increase at Brite-Line Technologies was largely in foreign business, due mostly to some new European product approvals. The favorable Euro/Dollar exchange rate also aided dollar denominated sales by making these products more competitive in foreign markets.

Gross margin increased at both Plymouth Tapes and Brite-Line as described below:

                             First Quarter Gross Margin
                             -------------------------
                                                                Increase
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------

  Plymouth Tapes. . . . . . $  2,518,000  $  1,902,000      616,000      32.4
   % sales. . . . . . . . .        17.7          14.4

  Brite-Line Technologies .      (10,000)     (130,000)     120,000      92.3
   % sales. . . . . . . . .        (1.7)        (38.3)

  Total . . . . . . . . . . $  2,508,000  $  1,772,000      736,000      41.5
   % sales. . . . . . . . .        16.9          13.1

The largest factor in the dollar gross margin increase at Plymouth Tapes was an increase in the standard variable margin (sales less variable costs of manufacturing) that was contributed by the incremental sales, accounting for approximately $470,000 of the dollar increase. In addition, lower manufacturing overhead costs, due partially to tight spending controls implemented over the last year, contributed approximately $250,000 of increased margin. This consisted of $216,000 of lower indirect manufacturing labor, $119,000 of lower fringe expense, $44,000 of decreased insurance costs, a decrease in depreciation of $28,000, and reduced other expenses of $26,000, partially offset by $108,000 of higher utility costs and $72,000 of increased purchases of indirect materials. There was also a small offsetting increase of approximately $40,000 in PVC resin purchase costs.

The major factor driving the gross margin increase at Brite-Line was also the increased sales, which accounted for $104,000 of additional margin, including an improvement in margin percentage compared to last year. In addition, production yields improved $29,000, due partly to process improvements, and increased production levels contributed approximately $17,000 of higher manufacturing overhead absorption. This was partially offset by slightly higher manufacturing overhead expenses of $11,000, consisting mainly of increased indirect labor to support the higher sales level.

Expenses

Selling, general and administrative expenses (SG&A) at both Plymouth Tapes and Brite-Line is described below:

                                First Quarter SG&A
                             -------------------------
                                                           Increase (Decrease)
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------

  Plymouth Tapes. . . . . . $  2,597,000  $  2,460,000      137,000       5.6
   % sales. . . . . . . . .        18.3          18.6

  Brite-Line Technologies .      275,000       306,000      (31,000)    (10.1)
   % sales. . . . . . . . .        45.5          90.3

  Total . . . . . . . . . . $  2,872,000  $  2,766,000      106,000       3.8
   % sales. . . . . . . . .        19.4          20.4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations      (Continued)

At Plymouth Tapes, the major dollar increases in selling, general and administrative expenses were related largely to sales volume increases, and included higher freight costs of $84,000 to ship and distribute a higher product volume, a $51,000 increase in salaries and fringe benefits, $29,000 in travel expenses, and $24,000 in marketing expenses, all largely due to increased sales support, higher bank fees of $25,000, a $19,000 increase in commissions for the higher sales, and a $13,000 increase in outside warehouse expenses to support increased business activity. These increases were partially offset by a $48,000 decrease in professional and director fees, largely for decreased legal support activities, a $21,000 reduction in bad debt expenses, and a $19,000 decrease in insurance costs. At Brite-Line Technologies, the decrease in selling, general and administrative expenses as a percentage of sales in 2004 was due to both the lower level of expenses and the higher sales in 2004. The major dollar decreases were a $45,000 decrease in salaries and fringe, resulting from reduced staff, and a $30,000 reduction in travel costs, partially offset by a $15,000 increase in freight to support the higher sales activity and a $13,000 increase in royalty and license fees.

Interest expense remained relatively stable in 2004 compared to 2003, increasing 2.6% to $428,000 from $417,000 in 2003. Other income decreased to $22,000 in 2004 compared to $41,000 in 2003, primarily due to a lower level of foreign exchange gains.

Resulting Profit/Loss

The pre-tax and net losses are described below:

                                   First Quarter
                             -------------------------

                                 2004         2003
                             -----------   -----------

  Pre tax loss  . . . . . . $   (770,000) $ (1,370,000)
  Tax provision . . . . . .      (27,000)      (10,000)
                             -----------   -----------
  Net loss. . . . . . . . . $   (797,000) $ (1,380,000)
                             ===========   ===========

In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2004 and 2003, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at February 27, 2004 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit. The 2004 tax expense and the 2003 tax expense were recorded for the Company's Spanish subsidiary.

Liquidity and Capital Resources

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

As of February 27, 2004, the Company had approximately $80,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of collateral limitations.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations      (Continued)

Debt Arrangements

Prior to December, 2002, the Company's domestic term debt agreements had contained various covenants specifying certain financial requirements, including minimum tangible net worth, fixed charge and EBITDA coverage ratios, working capital and maximum ratio of total liabilities to net worth. In addition, the revolving working capital credit facility and the real estate term loan contain an acceleration provision, which can be triggered if the lender determines that an event of default has occurred.

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

Based upon the new arrangements, future principal and interest payments due on domestic term debt are as follows:

Fiscal 2004
   Second Quarter . . . . . $  644,000
   Third Quarter. . . . . .    601,000
   Fourth Quarter . . . . .    602,000

Fiscal 2005
   First Quarter. . . . . .    448,000
   Second Quarter . . . . .    444,000
   Third Quarter. . . . . .    445,000
   Fourth Quarter . . . . .  4,802,000

Fiscal 2006 . . . . . . . .    565,000
Fiscal 2007 . . . . . . . .    650,000
Fiscal 2008 . . . . . . . . $  309,000

According to the revised loan agreements, approximately $4,565,000 of the fourth quarter amount due in fiscal 2005 of $4,802,000 would have extended maturity dates from April 1, 2006 to April 1, 2011 if the following conditions are met: (1) the senior lien priority of the mortgage on the Company's real property is limited to $2.0 million and
(2) the appraised fair market value of the real property subject to the mortgage is not less than $2.5 million.

Cash Pension Contributions for Defined Benefit Plan

The Company received pension funding waivers from the Internal Revenue Service (the "IRS") for $855,000 in 2002 and $1,030,000 (of the
$1,262,000 due) in 2003. These were waivers for plan years ending November 30, 2001 and November 30, 2002, and were conditioned on the

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations      (Continued)

Company satisfying the minimum funding requirements for the plan years ending November 30, 2003 and November 30, 2004, and on the waiver amount of $1,030,000 being secured, in a manner acceptable to the Pension Benefit Guaranty Corporations (the "PBGC") by September 10, 2004. The minimum funding payment due in August 2004 is $1,533,000.
Of this amount, approximately $1,048,000 is the current year requirement and $485,000 is a result of previous funding waivers. Management is developing longer range financial forecasts and has engaged an ERISA attorney to work with the Pension Benefit Guaranty Corporation (the "PBGC") to reschedule future minimum pension payments, including the 2004 minimum pension payment of $1,533,000, in order to provide working capital needed to operate profitability into future years and ultimately meet all of its pension obligations. Should the PBGC not reschedule payments and should the Company not be able to make all of the 2004 minimum funding payment, the Company would be required to notify the IRS, the Pension Benefit Guaranty Corporation, and the Pension Plan participants. The IRS would assess an excise tax of 10% on the amount of the payment shortfall, which would be currently payable, and the Pension Benefit Guaranty Corporation would impose a tax lien on the Company for the amount of payment shortfall. The Pension Benefit Guaranty Corporation could choose to take one or more additional actions, which could include having the Company continue funding the plan at some level, asking the Company for additional security, taking over the Plan, terminating the Plan, or other possibilities. Some of these possible actions could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

Working Capital

The Company's working capital position decreased from a negative $4,350,000 at November 28, 2003 to a negative $4,664,000 at February 27, 2004, due to a $1,049,000 decrease in accounts receivable, a $516,000 increase in short term debt, a $665,000 increase in accounts payable, and a $6,000 decrease in cash. The $665,000 increase in accounts payable compares to an increase of $1,846,000 in the first quarter of 2003, and is due to (1) higher raw material purchases to support an inventory build of $1,403,000 in anticipation of higher second quarter sales and (2) somewhat slower payments during the seasonally less active first quarter. Although the Company's first quarter 2004 payments to suppliers were slower than the stated terms, as has been seasonally normal, the Company continues to receive open payment terms from its suppliers, largely net 30 days and net 60 days. There are a small number of suppliers that require advance payment, including some foreign suppliers and some suppliers that provide the Company with custom manufactured raw materials and equipment. Discontinuance of open terms from suppliers would have a material adverse effect on the Company. The Company plans to increase sales and profitability significantly in the second quarter of 2004 compared to the first quarter of 2004, and to improve its payments to suppliers in the second quarter, as in past years. The above decreases in working capital were partially offset by a $1,403,000 increase in inventory, a $385,000 decease in accrued expenses, due a $109,000 decrease in the current portion of long term borrowings, and a $25,000 increase in prepaid and other current assets.

Company Plans

For fiscal 2004, management plans to increase sales through additional marketing investments in the wholesale and retail markets and continues to control expenses to improve profitability and provide additional cash from operating activities. Management also plans to work with a variety of potential lending sources and existing lenders to acquire additional financing, although the current focus is a financing transaction which would increase equity and provide some working capital needed for operations, but which would require discussion with existing working capital and term debt lenders and modification of existing loan agreements, including future payment schedules.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations      (Continued)

Management believes these plans are possible to achieve but the process is in its early stages. It is management's belief that cash flows generated from operations, and/or additional financing accompanied by a restructuring of existing loan agreements, and/or a rescheduling of pension obligations will be sufficient to meet the Company's liquidity needs during fiscal 2004. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors. Failure to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operating as a going concern.

Cash Flows

Cash provided by operating activities was $51,000 in the first quarter of 2004, compared to $327,000 in 2003. The major factors contributing to cash provided by operating activities were a $1,155,000 decrease in accounts receivable, depreciation and amortization of $681,000, an increase in accounts payable and accrued expenses of $208,000, a $129,000 increase in pension obligation, and a decrease in prepaid expenses and other assets of $12,000, partially offset by an increase in inventory of $1,322,000, a net loss of $797,000, and a decrease in other liabilities of $15,000. This cash provided by operating activities and additional short-term borrowings of $426,000 were used to pay off term debt and capital leases of $460,000, and for capital expenditures of $7,000.

Delphi Automotive

Since 1988, Plymouth Rubber has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of Delphi Automotive Systems Corporation ("Delphi"), which was spun off from General Motors as of May, 1999. Delphi accounted for approximately 32% of the Company's net sales in fiscal 2003, and the current contract extends to 2005. The Company is in frequent discussions with Delphi about a variety of matters, including an extension of the existing contract. As Delphi constitutes a significant percentage of the Company's sales, loss of the business would have a material adverse effect on the Company.

American Stock Exchange Compliance

On May 23, 2003, the Company received notification from the American Stock Exchange (the "AMEX") that, as of the first quarter of fiscal 2003, the Company was not in compliance with AMEX listing standards, due to shareholders' equity being less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years. In order to maintain the listing of its common stock on AMEX, Plymouth was required to submit a plan by June 23, 2003, subject to acceptance by AMEX, describing actions to be taken to bring it into compliance with listing requirements within 18 months. On June 23, 2003 the Company submitted to the American Stock Exchange a plan describing the program by which the Company will be brought back into compliance with AMEX's listing standards by the end of November 2004. On August 25, 2003, AMEX accepted this plan of compliance and granted an extension of time through November 2004 to regain compliance, subject to periodic review by AMEX during the extension period. The Company is not currently in compliance with this listing standard.

On December 31, 2003, the Company received notification from the AMEX that the Company's Class A Common Stock and Class B Common Stock are each subject to delisting for having aggregate publicly held market values of less than $1,000,000 for more than 90 consecutive days. In order for the Company to maintain the listings of its Common Stock, it was to submit a plan, subject to acceptance by AMEX, by January 26, 2004 advising the AMEX of actions to bring it into compliance with continued listing standards by March 10, 2004. The Company has been considering the feasibility of such a plan of compliance and has asked AMEX for an extension of time to submit a compliance plan or pursue alternatives to continued AMEX listing. The Company is not currently in compliance with this listing standard.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations      (Continued)

Failure to make progress consistent with these listing standards could result in the Company's shares being delisted from AMEX. Should this occur, the Company would consider several options, including having its common shares traded over the counter.

A summary of the Company's cash requirements related to its outstanding long term debt, future minimum lease payments, and estimated pension funding requirements are as follows:
                                                      Estimated
                                         Operating     Pension
                           Long Term      Lease        Funding
 Fiscal Year:                Debt       Commitments  Requirements     Total
                         ------------   -----------  -----------  -----------
   2004. . . . . . . . . $  1,414,000   $   433,000  $ 1,580,000  $ 3,427,000
   2005. . . . . . . . .    5,874,000       463,000    1,500,000    7,837,000
   2006. . . . . . . . .      685,000       262,000    1,500,000    2,447,000
   2007. . . . . . . . .      710,000            --    1,820,000    2,530,000
   2008. . . . . . . . .      308,000            --    1,130,000    1,438,000
   Thereafter. . . . . .           --            --           --           --
                         ------------   -----------  -----------  -----------
   Total . . . . . . . . $  8,991,000   $ 1,158,000  $ 7,530,000  $17,679,000
                         ============   ===========  ===========  ===========

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

Environmental

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $725,000 as of February 27, 2004 to cover future

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations      (Continued)

environmental expenditures related to
these claims, which is net of $505,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may be different from the amount accrued for as of February 27, 2004 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include investigation, assessment, containment, and remediation. The Company has accrued $291,000 as of February 27, 2004 to cover estimated future environmental cleanup expenditures, which is net of $963,000 payments made to date. Actual future costs may be different from the amount accrued for as of February 27, 2004.

Impact of New Accounting Pronouncements

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of that Statement do not change the measurement and recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132(R) replaces FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, and adds among other things additional disclosure pertaining to plan assets, benefit obligations, key assumptions and measurement dates. Effective for interim periods beginning after December 15, 2003, the individual elements of net periodic benefit costs, such as service cost, interest cost, expected return on assets, amortization of prior service costs and the Company's contribution paid, or expected to be paid during the current fiscal year, if significantly different from amounts previously stated, are required to be disclosed.

Safe Harbor Statement

Certain statements in this report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results may differ materially from those projected, forecast or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. General risks that may impact the achievement of such forecast include: compliance with new laws and regulations, significant raw material price fluctuations, changes in interest rates, currency exchange rate fluctuations, limits on the repatriation of funds and political uncertainty. Specific risks to the Company include: risk of recession in the economies and /or markets in which its products are sold, risk of the Company's working capital lender and real estate lender demanding payment of outstanding balances, risk of not receiving waiver from the government on the required contribution into the pension plan, the concentration of a substantial percentage of the Company's sales with a few major automotive customers, cost of raw materials, and pricing pressures from competitors and customers

                     PLYMOUTH RUBBER COMPANY, INC.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

At February 27, 2004, the carrying value of Company's debt totaled $23.5 million, which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At February 27, 2004, the Company had fixed rate debt of $8.3 million and variable rate debt of $15.2 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one-percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $121,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $152,000, holding other variables constant.

The U.S. dollar is the functional currency for the Company's U.S. operations. For these operations, all gains and losses from foreign currency transactions are included in income currently. The Company operates a wholly owned subsidiary in Spain, which accounted for 13.8% of the Company's revenues in fiscal 2003. The functional currency of this subsidiary was the Peseta and is the Euro in 2003. Because 100% of the subsidiary's domestic and export sales are denominated in Euros, changes in the Euro exchange rate relative to other currencies does not materially affect the subsidiary's earnings. However changes in the Euro/Dollar exchange rate could affect the reporting of the subsidiary's earnings in the Consolidated Statement of Operations. The Company occasionally enters into purchase or sales contracts in currencies other than the functional currency, and hedges only those transactions that are of significant size. The Company did not enter into any foreign currency forward contracts in 2003 and 2002 and did not have any forward contracts outstanding at the end of 2003 and 2002.

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

                    PLYMOUTH RUBBER COMPANY, INC.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the information contained in Item 3 of the Company's Annual Report on Form 10-K for its fiscal year ended November 28, 2003, and in Note 11 of the Notes
To Consolidated Financial Statements contained in said report.

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






                              Plymouth Rubber Company, Inc.
                                     (Registrant)




                                /s/  Joseph J. Berns
                                ------------------------
                                     Joseph J. Berns
                                Vice President - Finance




Date:       April 12, 2004

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