Form 10-Q
period 2004-05-28
PLYMOUTH RUBBER CO INC
filed 2004-07-12
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended: May 28, 2004      Commission File Number: 1-5197


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

        Yes   [X]  No   [  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
        Yes   [  ]  No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 9, 2004.

Class A common stock, par value $ 0.01 -   810,586
Class B common stock, par value $ 0.01 - 1,248,390

                            PLYMOUTH RUBBER COMPANY, INC.


PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements:              Page No.

Condensed Consolidated Statement of Operations and
  Retained Earnings (Deficit) . . . . . . . . . . . . .    2

Condensed Consolidated Statement of Comprehensive
  Income (Loss) . . . . . . . . . . . . . . . . . . . .    3

Condensed Consolidated Balance Sheet. . . . . . . . . .    4

Condensed Consolidated Statement of Cash Flows. . . . .    5

Notes to Condensed Consolidated Financial Statements. .   6-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.  12-24

Item 3. Quantitative and Qualitative Disclosure about
        Market Risks. . . . . . . . . . . . . . . . . .    25

Item 4.  Controls and Procedures. . . . . . . . . . . .    25


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . .    26

Item 2.  Changes In Securities. . . . . . . . . . . . .    26

Item 3.  Defaults Upon Senior Securities. . . . . . . .    26

Item 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . .    26

Item 5.  Other Information. . . . . . . . . . . . . . .    26

Item 6.  Exhibits and Reports on Form 8-K . . . . . . .    26

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . .    27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PLYMOUTH RUBBER COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)

               (In Thousands except Share and Per Share Amounts)
                                   (Unaudited)

                              Second Quarter Ended        Six Months Ended
                             -----------------------   -----------------------
                               May 28,     May 30,       May 28,      May 30,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Net Sales . . . . . . . . .  $  19,973    $  18,287    $  34,795    $  31,830
Cost of products sold . . .     15,544       14,789       27,858       26,560
                             ----------   ----------   ----------   ----------
Gross magrin. . . . . . . .      4,429        3,498        6,937        5,270
Selling, general and
     administrative . . . .      3,327        3,282        6,199        6,048
                             ----------   ----------   ----------   ----------
Operating income (loss) . .      1,102          216          738         (778)
Interest expense. . . . . .       (432)        (466)        (860)        (883)
Other income (expense), net        (22)          91           --          132
                             ----------   ----------   ----------   ----------
Income (loss) before taxes         648         (159)        (122)      (1,529)
Benefit (provision) for
 income taxes . . . . . . .        (94)         (25)        (121)         (35)
                             ----------   ----------   ----------   ----------
Net income (loss) . . . . .        554         (184)        (243)      (1,564)

Retained earnings (deficit)
  at beginning of period. .     (7,328)      (5,607)      (6,531)      (4,227)
                             ----------   ----------   ----------   ----------
Retained earnings (deficit)
  at end of period. . . . .  $  (6,774)   $  (5,791)   $  (6,774)   $  (5,791)
                             ==========   ==========   ==========   ==========

Per Share Data:

Basic Earnings (Loss) Per Share:

Net income (loss) . . . . .  $    0.27    $   (0.09)   $   (0.12)   $   (0.76)
                             ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding. . . .  2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========

Diluted Earnings (Loss) Per Share:

Net income (loss) . . . . .  $    0.27    $   (0.09)   $   (0.12)   $   (0.76)
                             ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding. . . .  2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========



     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
       CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                               (In Thousands)
                                 (Unaudited)

                              Second Quarter Ended        Six Months Ended
                             -----------------------   -----------------------
                               May 28,     May 30,       May 28,     May 30,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Net income (loss) . . . . .  $     554    $    (184)   $    (243)    $ (1,564)

Other comprehensive income
(loss), net of tax:
  Foreign currency
   translation adjustment .        (22)         128           51          215
                             ----------   ----------   ----------   ----------
  Other comprehensive
   income (loss). . . . . .        (22)         128           51          215
                             ----------   ----------   ----------   ----------
Comprehensive income (loss)  $     532    $     (56)   $    (192)   $  (1,349)
                             ==========   ==========   ==========   ==========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (In Thousands)


                                                         May 28,      Nov. 28,
                                                          2004          2003
                                                       ----------   ----------
                                                       (Unaudited)
Assets
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . .  $       2    $      10
   Accounts receivable, less allowance for
     doubtful accounts of $445 and $447 at
     May 28, 2004 and November 28, 2003 . . . . . . .     13,246       11,776

   Inventories:
      Raw materials . . . . . . . . . . . . . . . . .      4,600        3,952
      Work in process . . . . . . . . . . . . . . . .      2,150        2,472
      Finished goods. . . . . . . . . . . . . . . . .      6,974        5,951
                                                       ----------   ----------
                                                          13,724       12,375
                                                       ----------   ----------
   Prepaid expenses and other current assets. . . . .        616          924
                                                       ----------   ----------
       Total current assets . . . . . . . . . . . . .     27,588       25,085
                                                       ----------   ----------
Plant Assets:
   Plant assets . . . . . . . . . . . . . . . . . . .     48,965       48,694
   Less:  Accumulated depreciation. . . . . . . . . .    (30,847)     (29,360)
                                                       ----------   ----------
       Total plant assets, net. . . . . . . . . . . .     18,118       19,334
                                                       ----------   ----------
Other Assets:
Goodwill. . . . . . . . . . . . . . . . . . . . . . .        496          481
Other long-term assets. . . . . . . . . . . . . . . .        366          415
                                                       ----------   ----------
      Total other assets. . . . . . . . . . . . . . .        862          896
                                                       ----------   ----------
                                                       $  46,568    $  45,315
                                                       ==========   ==========

Liabilities and Stockholders' Equity

Current Liabilities:
   Short-term debt. . . . . . . . . . . . . . . . . .  $  15,629    $  14,031
   Accounts payable . . . . . . . . . . . . . . . . .      9,564        9,098
   Accrued expenses . . . . . . . . . . . . . . . . .      4,425        4,538
   Current portion of long-term obligations . . . . .      1,582        1,768
                                                       ----------   ----------
       Total current liabilities. . . . . . . . . . .     31,200       29,435
                                                       ----------   ----------

Long-Term Liabilities:
   Borrowings . . . . . . . . . . . . . . . . . . . .      6,911        7,577
   Pension obligation . . . . . . . . . . . . . . . .      5,785        5,486
   Deferred tax liability . . . . . . . . . . . . . .        147          143
   Other. . . . . . . . . . . . . . . . . . . . . . .      2,105        2,062
                                                       ----------   ----------
       Total long-term liabilities. . . . . . . . . .     14,948       15,268
                                                       ----------   ----------
Committments and Contingencies

Stockholders' Equity:
   Preferred stock, $10 par value, 500,000 shares
     authorized: no shares issued and outstanding . .         --           --
   Class A voting common stock, $0.01 par value,
     1,500,000 shares authorized, 810,586 shares
     issued and outstanding . . . . . . . . . . . . .          8            8
   Class B non-voting common stock, $0.01 par value,
     3,500,000 shares authorized, 1,281,304 shares
     issued and 1,281,390 shares outstanding. . . . .         13           13
   Paid in capital. . . . . . . . . . . . . . . . . .     11,154       11,154
   Retained earnings (deficit). . . . . . . . . . . .     (6,774)      (6,531)
   Accumulated other comprehensive loss . . . . . . .     (3,796)      (3,847)
                                                       ----------   ----------
                                                             605          797
   Less: Treasury stock at cost (32,914 shares) . . .       (185)        (185)
                                                       ----------   ----------
       Total stockholders' equity . . . . . . . . . .        420          612
                                                       ----------   ----------
                                                       $  46,568    $  45,315
                                                       ==========   ==========





     See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)



                                                          Six Months Ended
                                                       -----------------------
                                                         May 28,       May 30,
                                                          2004          2003
                                                       ----------   ----------
Cash flows relating to operating activities:
   Net income (loss). . . . . . . . . . . . . . . . .  $    (243)    $ (1,564)
     Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
       Depreciation and amortization. . . . . . . . .      1,414        1,440
   Changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . .     (1,395)        (922)
       Inventory. . . . . . . . . . . . . . . . . . .     (1,293)      (1,190)
       Prepaid expenses and other current assets. . .        309          249
       Other assets . . . . . . . . . . . . . . . . .         55           16
       Accounts payable . . . . . . . . . . . . . . .        427        1,210
       Accrued expenses . . . . . . . . . . . . . . .       (123)        (293)
       Pension obligation . . . . . . . . . . . . . .        299          244
       Other liabilities. . . . . . . . . . . . . . .         39          (68)
                                                       ----------   ----------
Net used in operating activities. . . . . . . . . . .       (511)        (878)
                                                       ----------   ----------

Cash flows relating to investing activities:
   Capital expenditures . . . . . . . . . . . . . . .        (67)        (235)
                                                       ----------   ----------
Net cash used in investing activities . . . . . . . .        (67)        (235)
                                                       ----------   ----------

Cash flows relating to financing activities:
   Net increase in short-term debt. . . . . . . . . .      1,535        2,126
   Payments on term debt. . . . . . . . . . . . . . .       (733)        (774)
   Payments on capital leases . . . . . . . . . . . .       (220)        (145)
                                                       ----------   ----------
Net cash provided by (used in) financing activities .        582        1,207
                                                       ----------   ----------

Effect of exchange rates on cash. . . . . . . . . . .        (12)        (129)
                                                       ----------   ----------
Net change in cash. . . . . . . . . . . . . . . . . .         (8)         (35)
Cash at the beginning of the period . . . . . . . . .         10           37
                                                       ----------   ----------
Cash at the end of the period . . . . . . . . . . . .  $       2    $       2
                                                       ==========   ==========

Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . . . . . . . . . . . .  $     826    $     920
                                                       ==========   ==========
Cash paid for income taxes. . . . . . . . . . . . . .  $      27    $      16
                                                       ==========   ==========







     See Accompanying Notes to Condensed Consolidated Financial Statements

                           PLYMOUTH RUBBER COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.   Basis of Presentation

Plymouth Rubber Company, Inc. (the "Company"), in its opinion, has included all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim financial information is not necessarily indicative of the results that will occur for the full year. The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the years ended November 28, 2003, November 29, 2002, and November 30, 2001, included in the Company's 2003 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

Note 2.   Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's limited liquidity under existing debt arrangements, its working capital deficit, the recent history of losses, the pension payment due August 2004, and the overall risks associated with achieving the 2004 plan indicates that substantial doubt exists as to whether the Company will be able to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of May 28, 2004, the Company had approximately $470,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of applicable lending formulas. The Company is in compliance with its debt covenants as of May 28, 2004.

The Company received pension funding waivers from the Internal Revenue Service (the "IRS") for $855,000 in 2002 and $1,030,000 (of the $1,262,000 due) in 2003. These were waivers for plan years ending November 30, 2001 and November 30, 2002, and were conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2003 and November 30, 2004, and on the waiver amount of $1,030,000 being secured, in a manner acceptable to the Pension Benefit Guaranty Corporation (the "PBGC") by September 10, 2004. The minimum funding payment due in August 2004 is $1,533,000. Of this amount, approximately $1,048,000 is the current year requirement and $485,000 is a result of previous funding waivers. Management has begun negotiations with the PBGC to reschedule future minimum pension payments, including the 2004 minimum pension payment of $1,533,000, in order to provide working capital needed to operate profitability into future years and ultimately meet all of its pension obligations. Management believes that the Company may not be able to make the entire 2004 minimum funding payment in August, 2004. In conjunction with the above negotiations, the Company also plans to work with the PBGC to secure the 2003 waiver of $1,030,000 in a manner acceptable to the PBGC, by September 10, 2004. Should the PBGC not reschedule payments and should the Company not be able to make all of the August 2004 minimum funding payment, the Company would be required to notify the IRS, the Pension Benefit Guaranty Corporation, and the Pension Plan participants. An excise tax of 10% on the amount of the payment shortfall would be currently payable. The PBGC could impose a tax lien on the Company for the amount of payment shortfall, and the $855,000 and $1,030,000 waiver amounts from 2002 and 2003 would also become due. The PBGC could choose to take one or more additional actions, which could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

On May 23, 2003, the Company received notification from the American Stock Exchange (the "AMEX") that, as of the first quarter of fiscal 2003, the Company was not in compliance with

                       PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)


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

On December 31, 2003, the Company received notification from AMEX that the Company's Class A Common Stock and Class B Common Stock are each subject to delisting for having aggregate publicly held market values of less than $1,000,000 for more than 90 consecutive days. In order for the Company to maintain the listings of its Common Stock, it was to submit a plan, subject to acceptance by AMEX, by January 26, 2004 advising the AMEX of actions to bring it into compliance with continued listing standards by March 10, 2004. The Company had been considering the feasibility of such a plan of compliance and had asked AMEX for an extension of time to submit a compliance plan or pursue alternatives to continued AMEX listing. The Company is not currently in compliance with this listing standard. On May 10, 2004, the Company submitted a letter, which described the program by which the Company will be brought back into compliance with AMEX's listing standards by the end of fiscal 2004. The Company is awaiting further communications form Amex

Failure to make progress consistent with these listing standards could result in the Company's shares being delisted from AMEX. Should this occur, the Company would consider several options, including having its common shares traded over the counter.

For fiscal 2004, management plans to increase sales as a result of the additional marketing investments that have been made in the wholesale and retail markets, and continues to control expenses to improve profitability and control capital spending, to provide additional cash from operating activities. In addition, the Company is pursuing a variety of financing options which, depending on their structure, might (1) require discussion with the lenders to modify existing loan agreements, including future payment schedules, and release part of their collateral (2) eliminate the balloon payments and extend the maturity dates as described above, or (3) remove the need to restructure debt. These transactions could increase equity and/or provide additional working capital needed for operations. The transactions include but are not limited to refinancing, partial sale, or sale and leaseback of Company-owned real estate, a rescheduling of term debt payments and a rearrangement of associated collateral, and/or the addition of new capital funds. However, the structure, dollar amount, and likely success of such transactions are unknown at this time.

If the above transactions were unsuccessful, the Company would attempt another restructuring of its long-term debt, including, in particular, the balloon payment. The Company believes this option is possible, should it be necessary, but its likely success is unknown at this time.

Management believes these plans are possible to achieve but the process is in its early stages. It is management's belief that cash flows generated from operations, and/or additional financing accompanied by a restructuring of existing loan agreements, and/or a rescheduling of pension obligations will be sufficient to meet the Company's liquidity needs during fiscal 2004. Although management expects to be able to accomplish its business and financing plans, there is no assurance that it will be able to do so. The Company's plans depend upon many factors. Failure

                       PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)
to accomplish these plans could have an adverse impact on the Company's liquidity, financial position, and ability to continue operating as a going concern.

Note 3. Stock Compensation.

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

                              Second Quarter Ended        Six Months Ended
                             -----------------------   -----------------------
                               May 28,     May 30,       May 28,     May 30,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Net income (loss)
 as reported. . . . . . . .  $     554    $    (184)  $     (243)   $  (1,564)

Deduct: Total stock-based
  employee compensation
  determined under fair
  value method for all
  awards, net of related
  tax effects . . . . . . .         (8)         (35)         (17)         (69)
                             ----------   ----------   ----------   ----------
Pro forma net loss. . . . .  $     546   $     (219)   $    (260)   $  (1,633)
                             ==========   ==========   ==========   ==========

Earnings per share:
  Basic, as reported. . . .  $    0.27    $   (0.09)   $   (0.12)   $   (0.76)
                             ==========   ==========   ==========   ==========
  Basic, pro forma. . . . .  $    0.27    $   (0.11)   $   (0.13)   $   (0.79)
                             ==========   ==========   ==========   ==========
  Diluted, as reported. . .  $    0.27    $   (0.09)   $   (0.12)   $   (0.76)
                             ==========   ==========   ==========   ==========
  Diluted, pro forma. . . .  $    0.27    $   (0.11)   $   (0.13)   $   (0.79)
                             ==========   ==========   ==========   ==========



Note 4.   Commitments and Contingencies

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $725,000 as of May 28, 2004 to cover future environmental expenditures related to these claims, which is net of $505,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may differ from the amount accrued for as of May 28, 2004 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation

                       PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)

costs could also be subject to
adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include investigation, assessment, containment, and remediation. The Company has accrued $283,000 as of May 28, 2004 to cover estimated future environmental cleanup expenditures, which is net of $971,000 payments made to date. Actual future costs may differ from the amount accrued as of May 28, 2004, because of changes in estimates for the time required to complete the cleanup.


Note 5.   Earnings (Loss) Per Share

The following table reflects the factors used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of potentially dilutive securities.

                             Second Quarter Ended(A)      Six Months Ended(B)
                             -----------------------   -----------------------
                               May 28,     May 30,       May 28,     May 30,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
                               (In thousands except share and per share data)
 Basic earnings (loss) per share
-------------------------------
Net income (loss) available
 to common stockholders . .  $     554    $    (184)   $    (243)   $  (1,564)
                             ==========   ==========   ==========   ==========
Weighted average shares . .  2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========

Net income (loss) per share  $    0.27    $   (0.09)   $   (0.12)   $   (0.76)
                             ==========   ==========   ==========   ==========


Diluted earnings (loss) per share
---------------------------------
Net income (loss) available
 to common stockholders . .  $     554    $    (184)   $    (243)   $  (1,564)
                             ==========   ==========   ==========   ==========

Weighted average shares . .  2,058,976    2,058,976    2,058,976    2,058,976
Effect of diluted
   stock options. . . . . .         --           --           --           --
                             ----------   ----------   ----------   ----------
Diluted weighted average
   shares . . . . . . . . .  2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========
Net income (loss) per share  $    0.27    $   (0.09)   $   (0.12)   $   (0.76)
                             ==========   ==========   ==========   ==========

(A) Options for 429,200 and 390,225 shares of common stock were outstanding at May 28, 2004 and May 30, 2003, respectively, but were not included in computing diluted earnings per

                       PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)

share in each
of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 20,260 shares of common stock were outstanding at May 30, 2003 but were not included in computing diluted earnings per share because of the loss.

(B) Options for 445,995 and 321,113 shares of common stock were outstanding at May 28, 2004 and May 30, 2003, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, options for 29,001 shares of common stock were outstanding at May 30, 2003 but were not included in computing diluted earnings per share because of the loss.


Note 6.   Segment Information

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

The table below presents information related to Plymouth Rubber's business segments for the second quarter and six months ended May
28, 2004 and May 30, 2003.

                              Second Quarter Ended        Six Months Ended
                             -----------------------   -----------------------
                               May 28,     May 30,       May 28,     May 30,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Segment sales to
 unaffiliated customers:
  Plymouth Tapes. . . . . .  $  16,118    $  15,189    $  30,335    $  28,393
  Brite-Line Technologies .      3,855        3,098        4,460        3,437
                             ----------   ----------   ----------   ----------
  Consolidated net sales. .  $  19,973    $  18,287    $  34,795    $  31,830
                             ==========   ==========   ==========   ==========
Segment operating
 income (loss):
  Plymouth Tapes. . . . . .  $     549    $    (250)   $     470    $    (808)
  Brite-Line Technologies .        553          466          268           30
                             ----------   ----------   ----------   ----------
Consolidated segment
 operating income (loss). .      1,102          216          738         (778)

Interest expense. . . . . .       (432)        (466)        (860)        (883)
Other income (expense). . .        (22)          91           --          132
                             ----------   ----------   ----------   ----------
Consolidated income
 (loss),before taxes. . . . $      648    $    (159)   $    (122)   $  (1,529)
                             ==========   ==========   ==========   ==========

                       PLYMOUTH RUBBER COMPANY, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (Unaudited) (Continued)
Note 7.   Goodwill

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

At May 28, 2004, the Company has goodwill of $496,000 relating to the purchase of Plymouth Rubber Eurpoa, S.A The change in goodwill from period to period is a result of currency rate changes.


Note 8.   Retirement and Other Benefit Plans

The of net periodic pension expense for the second quarter and six months is as follows:

                              Second Quarter Ended        Six Months Ended
                             -----------------------   -----------------------
                               May 28,     May 30,       May 28,     May 30,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Service cost. . . . . . . .  $      --    $      --    $      --    $      --
Interest cost . . . . . . .        190          165          335          317
Expected return on assets .       (143)        (122)        (252)        (235)
Amortization of net gain. .        123           84          216          162
                             ----------   ----------   ----------   ----------
Net periodic pension
 expense. . . . . . . . . .  $     170    $     127    $     299    $     244
                             ==========   ==========   ==========   ==========





The components of net postretirement expense for the second quarter and six months are as follows:

                              Second Quarter Ended        Six Months Ended
                             -----------------------   -----------------------
                               May 28,     May 30,       May 28,     May 30,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Service cost. . . . . . . .  $      16    $      15    $      32    $      30
Interest cost . . . . . . .         15           15           30           30
Amortization of net gain. .         --           --           --           --
                             ----------   ----------   ----------   ----------
Net periodic postretirement
 expense. . . . . . . . . .  $      31    $      30    $      62    $      60
                             ==========   ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following analysis of Plymouth Rubber Company Inc. (the "Company") consolidated financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 2003, and Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.


Company Overview


The Company and its subsidiaries primarily operate through two business segments: Plymouth Tapes and Brite-Line Technologies. Plymouth Tapes manufactures plastic and rubber products, including automotive, electrical and industrial tapes. Brite-Line Technologies manufactures and supplies rubber and plastic highway marking and safety products.

Key factors, which management believes have the largest impact on the overall profit and loss of the Company, include:

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


First Six Months 2004, Compared with First Six Months, 2003


Overall Summary of First Six Months, 2004 Financial Results

For the first six months of 2004, sales increased 9% from last year, with increases at both Plymouth Tapes and Brite-Line.
Management believes that increased sales levels are a critical component of improved profitability.

Despite the increase in sales, overall costs in the first half of 2004 were relatively level with the first half of 2003, with a decrease in fixed manufacturing costs and a relatively small increase in selling, general and administrative costs, mostly related to sales volume increases. The increased sales and its associated improved variable margin dollars reduced the pre-tax loss to $122,000, from a loss of $1,529,000 in the first six months of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)


Sales and Margins

Sales increased at both Plymouth Tapes and Brite-Line as described below:


                                  Six Months Sales
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $ 30,335,000  $ 28,393,000    1,942,000       6.8
  Brite-Line Technologies .    4,460,000     3,437,000    1,023,000      29.8
                             -----------   -----------   ----------
  Total . . . . . . . . . . $ 34,795,000  $ 31,830,000    2,965,000       9.3
                             ===========   ===========   ==========

Plymouth Tapes sales to automotive markets increased 2%, or $278,000, due to increased business partially offset by some price decreases. International automotive sales increased 56% while domestic automotive sales decreased 9%, primarily because of a shift in automotive harness manufacturing to lower labor cost foreign locations. Sales in all other markets increased 15%, or $1,664,000, due primarily to increases in the Contractor/Industrial market group (Contractor Industrial, Utility, Telecommunication, Retail, and Mining), which contributed $1,595,000 of sales growth, and resulted from the marketing and sales investments made during the last two years, as well as from incremental demand from the general economic improvement. The remaining non-automotive sales growth of $388,000, or 26% was from sales of specialty product to industrial customers, benefiting from the general economic improvement, partially offset by a decrease of $184,000 in the Vinyl Films market less freight and discounts of $135,000. The overall sales growth at Plymouth Tapes, both automotive and non-automotive, was aided by a favorable Euro/Dollar exchange rate for those sales originally denominated in Euros, which accounted for $611,000 of the dollar sales growth described above.

At Brite-Line Technologies, the sales increase was attributable to gains in Europe, due to some new European product approvals, as well as a mix shift to higher priced products and price increases on some products.

In addition, favorable US foreign exchange rates made both
Plymouth Tapes' and Brite-Line's domestically manufactured products more competitive in international markets, which accounts for some of the increased product demand.

Gross margin, as a percentage of sales, increased at both
Plymouth Tapes and at Brite-Line as described below:


                              Six Months Gross Margin
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $  5,819,000  $  4,395,000    1,424,000      32.4
   % sales. . . . . . . . .        19.2          15.5

  Brite-Line Technologies .    1,118,000       875,000      243,000      27.8
   % sales. . . . . . . . .        25.1          25.5

  Total . . . . . . . . . . $  6,937,000  $  5,270,000    1,667,000      31.6
   % sales. . . . . . . . .        19.9          16.6

Of the $1,424,000 Plymouth Tapes increase, $1,182,000 was largely due to sales increases described above. In addition and despite the higher sales, lower spending on manufacturing

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)



overhead, due
largely to continued tight spending controls, contributed approximately $473,000 of increased margin. This consisted of $344,000 of lower indirect manufacturing labor, $176,000 of lower fringe expense, $72,000 of decreased taxes and insurance costs, and a decrease in depreciation of $58,000, partially offset by $147,000 of increased purchases of indirect materials and other purchases, and $30,000 of other costs. In addition, there was $299,000 of improved overhead absorption due to the increased plant activity. Offsetting factors were $466,000 of unfavorable production yields and other inventory variances, due largely to increased activity levels and some unfavorable product yield percentages, and $62,000 of direct labor variance to support the higher sales.

The major factor driving the gross margin increase at Brite-Line was also the increased sales, which accounted for $263,000 of additional standard margin. This was partially offset by slightly higher manufacturing expenses of $42,000, as a result of increased labor, materials, and reserves to support the higher sales, and $22,000 of other operating improvements.

Expenses

Selling, general and administrative expenses (SG&A) at both
Plymouth Tapes and Brite-Line increased in dollars, but decreased as a percentage of sales, as described below:


                                 Six Months SG&A
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $  5,349,000  $  5,203,000      146,000       2.8
   % sales. . . . . . . . .        17.6          18.3

  Brite-Line Technologies .      850,000       845,000        5,000       0.6
   % sales. . . . . . . . .        19.1          24.6

  Total . . . . . . . . . . $  6,199,000  $  6,048,000      151,000       2.5
   % sales. . . . . . . . .        17.8          19.0


At Plymouth Tapes, the major dollar increases in selling, general and administrative expenses were related largely to sales volume increases, and included higher freight costs of $142,000 to ship and distribute higher product volumes, a $64,000 increase in salaries and fringe benefits, all related to selling, a $54,000 increase in commissions for the higher sales, $34,000 in increased travel expenses, $33,000 of higher bank fees, $23,000 of increased warehouse costs related to the increased sales, supplies increases of $15,000, and an additional $12,000 of sales samples. These increases were partially offset by a $91,000 reduction in advertising, as a large portion of Contractor/Industrial marketing investments were made during 2003, a $70,000 decrease in professional fees, because of decreased legal fees, a $37,000 decrease in insurance costs, and a $28,000 decrease in directors' fees.

At Brite-Line Technologies, expenses were held relatively flat despite the large increase in sales. The major dollar increases in selling, general and administrative expenses were, as in Plymouth Tapes, largely related to sales volume increases, and included a $67,000 increase in testing expenses for the new products referenced above, $42,000 of higher freight to support the higher sales activity, a $16,000 increase in bad debt reserve to support the higher sales, partially offset by a $55,000 decrease in salaries and fringe, resulting from reduced staff, a $17,000 decrease in advertising, a $22,000 reduction in travel costs, $13,000 of decreased field equipment purchases, and a $10,000 decrease in professional fees.

Interest expense remained relatively stable in 2004 compared to 2003, decreasing 2.6% to $860,000 from $883,000 in 2003. Other income decreased to zero in 2004 compared to $132,000 in 2003, which included high foreign exchange gains.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)


Resulting Profit/Loss

The pre-tax and net losses are described below:

                                    Six Months
                                    (Unaudited)
                             -------------------------
                                 2004         2003
                             -----------   -----------
  Pre tax loss  . . . . . . $   (122,000) $ (1,529,000)
  Tax provision . . . . . .     (121,000)      (35,000)
                             -----------   -----------
  Net loss. . . . . . . . . $   (243,000) $ (1,564,000)
                             ===========   ===========

In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2004 and 2003, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at May 28, 2004 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit. The 2004 tax expense and the 2003 tax expense were recorded for the Company's Spanish subsidiary.

              Second Quarter, 2004, Compared with Second Quarter, 2003

Overall Summary of Second Quarter 2004 Financial Results

For the second quarter of 2004, sales increased 9% from last year, with increases at both Plymouth Tapes and Brite-Line.
Management believes that increased sales levels are a critical component of improved profitability.

Despite the increase in sales, overall costs in the second quarter of 2004 were relatively level with the second quarter of 2003, with a decrease in fixed manufacturing costs and a relatively small increase in selling, general and administrative costs (largely due to the sales volume increases). Therefore, as a result of the Company's cost structure, the increased sales, improved variable margin, and small increase in expenses improved the income before tax from a loss of $159,000 in 2003 to a profit of $648,000 in 2004.

Sales and Margins

Sales increased at both Plymouth Tapes and Brite-Line as described below:

                               Second Quarter Sales
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $ 16,118,000  $ 15,189,000      929,000       6.1
  Brite-Line Technologies .    3,855,000     3,098,000      757,000      24.4
                             -----------   -----------   ----------
  Total . . . . . . . . . . $ 19,973,000  $ 18,287,000    1,686,000       9.2
                             ===========   ===========   ==========

Plymouth Tapes sales to automotive markets increased 3%, or $233,000, due to increased business partially offset by some price decreases. International automotive sales increased 43% while domestic automotive sales decreased 6%, primarily because of a shift in automotive harness manufacturing to lower labor cost foreign locations. Sales in all other markets increased 11%, or $696,000, due primarily to increases in the Contractor/Industrial market group (Contractor Industrial, Utility, Telecommunication, Retail, and Mining), which contributed $640,000 of sales growth, and resulted from the marketing and sales investments made during

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)


the last two years,
as well as from incremental demand from the general economic improvement. The remaining non-automotive sales growth of $236,000, or 29% was from sales of specialty products to industrial customers, benefiting from the general economic improvement, partially offset by a decrease of $124,000 in the Vinyl Films market less freight and discounts of $56,000. Domestic and international non-automotive sales increased. The overall sales growth at Plymouth Tapes, both automotive and non-automotive, was aided by a favorable Euro/Dollar exchange rate for those sales originally denominated in Euros, which accounted for $611,000 of the dollar sales growth described above.

At Brite-Line Technologies, the sales increase was attributable to gains in Europe, due to some new European product approvals, as well as a mix shift to higher priced products, and price increases on some products.

In addition, favorable US foreign exchange rates made both
Plymouth Tapes' and Brite-Line's domestically manufactured products more competitive in international markets, which accounts for some of the increased product demand.

Gross margin as a percentage of sales, increased at both Plymouth
Tapes and Brite-Line as described below:


                            Second Quarter Gross Margin
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $  3,301,000  $  2,493,000      808,000      32.4
   % sales. . . . . . . . .        20.5          16.4

  Brite-Line Technologies .    1,128,000     1,005,000      123,000      12.2
   % sales. . . . . . . . .        29.3          32.4

  Total . . . . . . . . . . $  4,429,000  $  3,498,000      931,000      26.6
   % sales. . . . . . . . .        22.2          19.1

Of the $808,000 Plymouth Tapes increase, $742,000 was largely due to sales increases described above. In addition and despite the higher sales, lower spending on manufacturing overhead, due largely to continued tight spending controls, contributed approximately $220,000 of increased margin. This consisted of $344,000 of lower indirect manufacturing labor, $176,000 of lower fringe expense, $72,000 of decreased taxes and insurance costs, and a decrease in depreciation of $58,000, partially offset by $147,000 of increased purchases of indirect materials and other
purchases, and $30,000 of other costs.   There was also $115,000
of unfavorable overhead absorption.

The major factor driving the gross margin increase at Brite-Line was also the increased sales, which accounted for $263,000 of additional standard margin. This was partially offset by slightly higher manufacturing expenses of $42,000, as a result of increased labor, materials, and reserves to support the higher sales, and $22,000 of other operating improvements.


Expenses

Selling, general and administrative expenses (SG&A) at both
Plymouth Tapes and Brite-Line is described below:

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)

                                Second Quarter SG&A
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $  2,752,000  $  2,743,000        9,000       0.3
   % sales. . . . . . . . .        17.1          18.1

  Brite-Line Technologies .      575,000       539,000       36,000       6.7
   % sales. . . . . . . . .        14.9          17.4

  Total . . . . . . . . . . $  3,327,000  $  3,282,000       45,000       1.4
   % sales. . . . . . . . .        16.7          17.9

At Plymouth Tapes, selling, general and administrative expenses were held relatively level, despite the sales increase. The major increases included higher freight costs of $58,000 to ship and distribute higher product volumes, a $35,000 increase in commissions for the higher sales, $18,000 of higher supplies purchases, an increase in registration fees of $15,000, a $13,000 increase in salaries and fringe benefits, to support product selling efforts, a $8,000 increase in bank fees, and $10,000 of increased warehouse costs related to the increased sales. The major decreases were a $115,000 reduction in advertising, as a large portion of Contractor/Industrial marketing investments were made during 2003, a $26,000 decrease in professional fees, because of decreased legal fees, and a $18,000 decrease in insurance costs.

At Brite-Line Technologies, expenses increased, but less than the larger increase in sales. The major dollar increases in selling, general and administrative expenses were largely related to sales volume increases, and included a $65,000 increase in testing of the new products referenced above, a $27,000 increase in freight to support the higher sales activity, a $16,000 in bad debt reserve to support the higher sales, partially offset by a $10,000 decrease in salaries and fringe, resulting from reduced staff, a $27,000 decrease in advertising, a $8,000 reduction in travel costs, $13,000 of decreased field equipment purchases, and a $11,000 decrease in professional fees.

Interest expense decreased 7.3% to $432,000 from $466,000 in 2003, largely from lower balances on equipment loans. Other expense in 2004 was $22,000, primarily due to foreign exchange losses, compared to income of $91,000 in 2003, which included high foreign exchange gains.

Resulting Profit/Loss

The pre-tax and net losses are described below:

                                   Second Quarter
                                    (Unaudited)
                             -------------------------
                                 2004         2003
                             -----------   -----------
  Pre tax income (loss) . . $    648,000  $   (159,000)
  Tax provision . . . . . .      (94,000)      (25,000)
                             -----------   -----------
  Net income (loss) . . . . $    554,000  $   (184,000)
                             ===========   ===========

In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2004 and 2003, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at May 28, 2004 also provides significant negative evidence

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)


regarding its ability to generate
sufficient taxable income in the future to realize any deferred tax benefit. The 2004 tax expense and the 2003 tax expense were recorded for the Company's Spanish subsidiary.


Liquidity and Capital Resources

Management believes that cash flows generated from operations, and/or additional financing accompanied by a restructuring of existing loan agreements, and/or a rescheduling of pension obligations will be sufficient to meet the Company's liquidity needs during fiscal 2004.

Overall Cash Position

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's limited liquidity under existing debt arrangements, its working capital deficit, the recent history of losses, the pension payment due August 2004, and the overall risks associated with achieving the 2004 plan indicates that substantial doubt exists as to whether the Company will be able to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of May 28, 2004, the Company had approximately $470,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of applicable lending formulas. The Company is in compliance with its debt covenants as of May 28, 2004.


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

Based upon the new arrangements, future principal and interest payments due on domestic term debt are as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)




Fiscal 2004
   Third Quarter     $   601,000
   Fourth Quarter        602,000

Fiscal 2005
   First Quarter         448,000
   Second Quarter        444,000
   Third Quarter         445,000
   Fourth Quarter      4,802,000

Fiscal 2006              565,000
Fiscal 2007              650,000
Fiscal 2008              309,000


According to the revised loan agreements, approximately $4,565,000 of the fourth quarter amount due in fiscal 2005 of $4,802,000 will have extended maturity dates from April 1, 2006 to April 1, 2011 if the following conditions are met: (1) the senior lien on the Company's real property is limited to $2.0 million and (2) the appraised fair market value of the real property subject to the mortgage is not less than $2.5 million.

Cash Pension Contributions for Defined Benefit Plan

The Company received pension funding waivers from the Internal Revenue Service (the "IRS") for $855,000 in 2002 and $1,030,000 (of the $1,262,000 due) in 2003. These were waivers for plan years ending November 30, 2001 and November 30, 2002, and were conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2003 and November 30, 2004, and on the waiver amount of $1,030,000 being secured, in a manner acceptable to the Pension Benefit Guaranty Corporations (the "PBGC") by September 10, 2004. The minimum funding payment due in August 2004 is $1,533,000. Of this amount, approximately $1,048,000 is the current year requirement and $485,000 is a result of previous funding waivers. Management has begun negotiations with the PBGC to reschedule future minimum pension payments, including the 2004 minimum pension payment of $1,533,000, in order to provide working capital needed to operate profitability into future years and ultimately meet all of its pension obligations. Management believes that the Company may not be able to make the entire 2004 minimum funding payment in August, 2004. In conjunction with the above negotiations, the Company also plans to work with the PBGC to secure the 2003 waiver of $1,030,000 in a manner acceptable to the PBGC, by September 10, 2004. Should the PBGC not agree to rescheduled payments and should the Company not be able to make the funding payment due in August 2004, the Company would be required to notify the IRS, the Pension Benefit Guaranty Corporation, and the Pension Plan participants. An excise tax of 10% on the amount of the payment shortfall would be assessed and would be currently payable. The PBGC could impose a tax lien on the Company for the amount of payment shortfall, and the $855,000 and $1,030,000 waiver amounts from 2002 and 2003 would also become due. The PBGC could choose to take one or more additional actions, which could have an adverse impact on the Company's liquidity, financial position, and ability to continue operations.

Working Capital

The Company's working capital position increased from a negative $4,350,000 at November 28, 2003 to a negative $3,612,000 at May
28, 2004, due to a $1,470,000 increase in accounts receivable, $1,349,000 increase in inventory, a $186,000 decrease in the current portion of long term borrowings, a $113,000 decrease in accrued expenses. The $1,470,000 increase in accounts receivable results from a $1,741,000 increase in sales for the last two months of the second quarter of 2004, compared to the last two months of the fourth quarter of 2003. The accounts receivable increase is also comparable to a $1,325,000 increase in the second quarter of 2003 compared to the fourth quarter of 2002. The $1,349,000 increase in inventory is

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)


comparable to an increase
of $1,520,000 in the second quarter of 2003 compared to the fourth quarter of 2002. Inventory is normally increased in the second quarter to support the seasonally normal increase in second quarter sales compared to fourth quarter sales.

The above decreases in working capital were partially offset by a $1,598,000 increase in short term debt, a $466,000 increase in accounts payable, a $308,000 decrease in prepaid and other current assets, and a $8,000 decrease in cash. The $1,598,000 increase in short term debt is comparable to a $2,116,000 increase in the second quarter of 2003 compared to the fourth quarter of 2002. Short term debt is normally increased in the second quarter to support the seasonally normal increase in second quarter sales compared to fourth quarter sales. The $466,000 increase in accounts payable compares to an increase of $1,447,000 in the second quarter of 2003 compared to 2002, and is due to higher raw material purchases to support an inventory build of $1,349,000 to support seasonally normal higher second quarter sales. Although the Company's second quarter 2004 payments to suppliers were slower than the stated terms, as has been normal, the Company continues to receive open payment terms from most of its suppliers, largely net 30 days, net 60 days, with some dollar credit lines. There are some suppliers that require advance payment, including some foreign suppliers and some suppliers that provide the Company with custom manufactured raw materials and equipment. Discontinuance of open terms from suppliers would have a material adverse effect on the Company. The Company improved its payments to suppliers in the second quarter of 2004 compared to the first quarter of 2004, as in past years, as accounts payable decreased $199,000, despite much higher raw material purchases.

Company Plans

For fiscal 2004, management plans to increase sales as a result of the additional marketing investments that have been made in the wholesale and retail markets, and continues to control expenses to improve profitability and control capital spending, to provide additional cash from operating activities. In addition, the Company is pursuing a variety of financing options which, depending on their structure, might (1) require discussion with the lenders to modify existing loan agreements, including future payment schedules, and release part of their collateral (2) eliminate the balloon payments and extend the maturity dates as described above, or (3) remove the need to restructure debt. These transactions could increase equity and/or provide additional working capital needed for operations. The transactions include but are not limited to refinancing, partial sale, or sale and leaseback of Company-owned real estate, a rescheduling of term debt payments and a rearrangement of associated collateral, and/or the addition of new capital funds. However, the structure, dollar amount, and likely success of such transactions are unknown at this time.

If the above transactions were unsuccessful, the Company would attempt another restructuring of its long-term debt, including, in particular, the balloon payment. The Company believes this option is possible, should it be necessary, but its likely success is unknown at this time.

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

Cash Flows

Cash used in operating activities was $511,000 in the second quarter of 2004, compared to $878,000 in 2003. The major factors contributing to cash used in operating activities were a

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)




$1,395,000 increase in accounts receivable, an increase in inventory of $1,293,000, a net loss of $243,000, and a decrease in accrued expenses of $123,000, partially offset by depreciation and amortization of $1,414,000, an increase in accounts payable of $427,000, a decrease in prepaid expenses of $309,000, a $299,000 increase in pension obligation, a $55,000 decrease in other assets, and an increase in other liabilities of $39,000. This cash provided by operating activities and additional short-term borrowings of $1,535,000 were used to pay off term debt and capital leases of $953,000, and for capital expenditures of $67,000.

Delphi Automotive

Since 1988, Plymouth Rubber has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of Delphi Automotive Systems Corporation ("Delphi"), formerly Packard Electric Division of General Motors, and the current contract extends to 2005. Delphi accounted for approximately 28% of the Company's net sales for the six month period ended May 28, 2004. Delphi accounted for approximately 32% of the Company's net sales in fiscal 2003. The Company has had an over 30-year relationship with Delphi, has extended its contracts with Delphi a number of times over the years, and expects that the current one will be extended as well. However, Delphi constitutes a significant percentage of the Company's sales and the loss of any major portion of its business would have a material adverse effect on the Company.

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

On December 31, 2003, the Company received notification from the AMEX that the Company's Class A Common Stock and Class B Common Stock are each subject to delisting for having aggregate publicly held market values of less than $1,000,000 for more than 90 consecutive days. In order for the Company to maintain the listings of its Common Stock, it was to submit a plan, subject to acceptance by AMEX, by January 26, 2004 advising the AMEX of actions to bring it into compliance with continued listing standards by March 10, 2004. The Company had been considering the feasibility of such a plan of compliance and had asked AMEX for an extension of time to submit a compliance plan or pursue alternatives to continued AMEX listing. The Company is not currently in compliance with this listing standard. On May 10, 2004, the Company submitted a letter, which described the program by which the Company will be brought back into compliance with
AMEX's listing standards by the end of fiscal 2004.   The Company
is awaiting further communications from Amex.

Failure to make progress consistent with these listing standards could result in the Company's shares being delisted from AMEX. Should this occur, the Company would consider several options, including having its common shares traded over the counter.

A summary of the Company's cash requirements related to its remaining outstanding long term debt, future minimum lease payments, and estimated pension funding requirements are as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)


                                                      Estimated
                                         Operating     Pension
                           Long Term      Lease        Funding
 Fiscal Year:                Debt       Commitments  Requirements     Total
                         ------------   -----------  -----------  -----------
   2004. . . . . . . . . $    835,000   $   289,000  $ 1,580,000  $ 2,704,000
   2005. . . . . . . . .    5,900,000       463,000    1,500,000    7,863,000
   2006. . . . . . . . .      711,000       262,000    1,500,000    2,473,000
   2007. . . . . . . . .      726,000            --    1,820,000    2,546,000
   2008. . . . . . . . .      320,000            --    1,130,000    1,450,000
   Thereafter. . . . . .        2,000            --           --        2,000
                         ------------   -----------  -----------  -----------
   Total . . . . . . . . $  8,494,000   $ 1,014,000  $ 7,530,000  $17,038,000
                         ============   ===========  ===========  ===========

Critical Accounting Policies

The preparation of the Company's financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. The Company bases its estimates on historical experience, where applicable, and other assumptions that it believes are reasonable under the circumstances. Actual results may differ from the Company's estimates under different assumptions or conditions. The section below present information about the nature of and rationale for the Company's critical accounting policies.

The Company's significant accounting policies are discussed in
Note 1 to the Consolidated Financial Statements in the Company's annual report on Form 10-K for the fiscal year ended November 28, 2003. Certain accounting policies are important to the portrayal of the Company's financial condition and results of operations, and require management's subjective judgments. These policies relate to the deferred tax asset valuation allowance, inventory reserves, provision for doubtful accounts receivable and impairment of long lived assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations    (Continued)

Environmental

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $725,000 as of May 28, 2004 to cover future environmental expenditures related to these claims, which is net of $505,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may differ from the amount accrued for as of May 28, 2004 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include investigation, assessment, containment, and remediation. The Company has accrued $283,000 as of May 28, 2004 to cover estimated future environmental cleanup expenditures, which is net of $971,000 payments made to date. Actual future costs may differ from the amount accrued as of May 28, 2004, because of changes in estimates for the time required to complete the cleanup.

Impact of New Accounting Pronouncements

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of that Statement do not change the measurement and recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132(R) replaces FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, and adds among other things additional disclosure pertaining to plan assets, benefit obligations, key assumptions and measurement dates. The Company adopted the provisions of Statement 132(R) on February 28, 2004, disclosing the individual elements of net periodic benefit costs, such as service cost, interest cost, expected return on assets, amortization of prior service costs and the Company's contribution paid and expected to be paid during the current fiscal year.

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

At May 28, 2004, the carrying value of Company's debt totaled $24.1 million, which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At May 28, 2004, the Company had fixed rate debt of $7.9 million and variable rate debt of $16.2 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one-percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $105,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $162,000, holding other variables constant.

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

The Company's Annual Meeting was held on April 30,
2004.

The following members were elected to the Company's
Board of Directors to hold office for the ensuing three-year term:

     Nominees                  In Favor  Opposed
Joseph. D. Hamilburg, and
   C. Gerald Goldsmith        702,957      7,414

The results on the voting of the following additional item were as follows:

The ratification of the appointment of
PricewaterhouseCoopers LLP as independent auditors of the Company for the next fiscal year:

  In Favor  Opposed  Abstain
  709,382     689      300



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




Date:       July 12, 2004

                           PLYMOUTH RUBBER COMPANY, INC.
                                INDEX TO EXHIBITS

Exhibit
  No.                  Description

2        Not Applicable.

3.1 Restated Articles of Organization -- incorporated by reference to Exhibit 3.1 of the Company's Annual Report on orm 10-K for the year ended December 2, 1994.

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