Form 10-Q
period 2004-08-27
PLYMOUTH RUBBER CO INC
filed 2004-10-12
CIK 79225

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended: August 27, 2004   Commission File Number: 1-5197


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 8, 2004.

Class A common stock, par value $ 0.01 -   810,586
Class B common stock, par value $ 0.01 - 1,248,390

                        PLYMOUTH RUBBER COMPANY, INC.


PART I. FINANCIAL INFORMATION

 Item 1.  Condensed Financial Statements:                        Page No.

Condensed Consolidated Statement of Operations and
 Retained Earnings (Deficit). . . . . . . . . . . . . . . . . . .    2

Condensed Consolidated Statement of Comprehensive Income (Loss) .    3

Condensed Consolidated Balance Sheet. . . . . . . . . . . . . . .    4

Condensed Consolidated Statement of Cash Flows. . . . . . . . . .    5

Notes to Condensed Consolidated Financial Statements. . . . . . .   6-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . .  13-25

Item 3. Quantitative and Qualitative Disclosure about Market Risks   26

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . .    26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .    27

Item 2.  Changes In Securities. . . . . . . . . . . . . . . . . .    27

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . .    27

Item 4.  Submission of Matters to a Vote of Security Holders. . .    27

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . .    27

Item 6.  Exhibits and Reports on Form 8-K  27

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          PLYMOUTH RUBBER COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND RETAINED EARNINGS (DEFICIT)

               (In Thousands except Share and Per Share Amounts)
                                   (Unaudited)

                              Third Quarter Ended        Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 27,     Aug. 29,      Aug. 27,     Aug. 29,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Net Sales . . . . . . . . .  $  18,077    $  15,970    $  52,872    $  47,800
Cost of products sold . . .     14,757       13,725       42,615       40,285
                             ----------   ----------   ----------   ----------
Gross magrin. . . . . . . .      3,320        2,245       10,257        7,515
Selling, general and
 administrative expenses. .      3,697        2,775        9,896        8,823
                             ----------   ----------   ----------   ----------
Operating income (loss) . .       (377)        (530)         361       (1,308)
Interest expense. . . . . .       (422)        (455)      (1,282)      (1,338)
Other income (expense), net         55         (117)          55           15
                             ----------   ----------   ----------   ----------
Income (loss) before taxes        (744)      (1,102)        (866)      (2,631)
Benefit (provision) for
 income taxes . . . . . . .        (27)         (16)        (148)         (51)
                             ----------   ----------   ----------   ----------
Net income (loss) . . . . .       (771)      (1,118)      (1,014)      (2,682)

Retained earnings (deficit)
  at beginning of period. .     (6,774)      (5,791)      (6,531)      (4,227)
                             ----------   ----------   ----------   ----------
Retained earnings (deficit)
  at end of period. . . . .  $  (7,545)   $  (6,909)   $  (7,545)   $  (6,909)
                             ==========   ==========   ==========   ==========

Per Share Data:

Basic Earnings (Loss) Per Share:

Net income (loss) . . . . .  $   (0.37)   $   (0.54)   $   (0.49)   $   (1.30)
                             ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding. . . .  2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========

Diluted Earnings (Loss) Per Share:

Net income (loss) . . . . .  $   (0.37)   $   (0.54)   $   (0.49)   $   (1.30)
                             ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding. . . .  2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========



     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
       CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                               (In Thousands)
                                 (Unaudited)

                              Third Quarter Ended        Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 27,     Aug. 29,      Aug. 27,     Aug. 29,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Net income (loss) . . . . .  $    (771)   $  (1,118)   $  (1,014)   $  (2,682)

Other comprehensive income
(loss), net of tax:
  Foreign currency
   translation adjustment .        (26)        (118)          25           97
                             ----------   ----------   ----------   ----------
  Other comprehensive
   income (loss). . . . . .        (26)        (118)          25           97
                             ----------   ----------   ----------   ----------
Comprehensive income (loss)  $    (797)   $  (1,236)   $    (9789   $  (2,585)
                             ==========   ==========   ==========   ==========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PLYMOUTH RUBBER COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (In Thousands)


                                                        Aug. 27,      Nov. 28,
                                                          2004          2003
                                                       ----------   ----------
                                                       (Unaudited)
Assets
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . .  $       6    $      10
   Accounts receivable, less allowance for
     doubtful accounts of $433 and $447 at
     August 27, 2004 and November 28, 2003. . . . . .     12,122       11,776

   Inventories:
      Raw materials . . . . . . . . . . . . . . . . .      4,890        3,952
      Work in process . . . . . . . . . . . . . . . .      2,588        2,472
      Finished goods. . . . . . . . . . . . . . . . .      6,503        5,951
                                                       ----------   ----------
                                                          13,981       12,375
                                                       ----------   ----------
   Prepaid expenses and other current assets. . . . .        475          924
                                                       ----------   ----------
       Total current assets . . . . . . . . . . . . .     26,584       25,085
                                                       ----------   ----------
Plant Assets:
   Plant assets . . . . . . . . . . . . . . . . . . .     48,962       48,694
   Less:  Accumulated depreciation. . . . . . . . . .    (31,496)     (29,360)
                                                       ----------   ----------
       Total plant assets, net. . . . . . . . . . . .     17,466       19,334
                                                       ----------   ----------
Other Assets:
Goodwill. . . . . . . . . . . . . . . . . . . . . . .        489          481
Other long-term assets. . . . . . . . . . . . . . . .        350          415
                                                       ----------   ----------
      Total other assets. . . . . . . . . . . . . . .        839          896
                                                       ----------   ----------
                                                       $  44,889    $  45,315
                                                       ==========   ==========

Liabilities and Stockholders' Equity

Current Liabilities:
   Short-term debt. . . . . . . . . . . . . . . . . .  $  14,775    $  14,031
   Accounts payable . . . . . . . . . . . . . . . . .      9,152        9,098
   Accrued expenses . . . . . . . . . . . . . . . . .      6,693        4,538
   Current portion of long-term obligations . . . . .      1,660        1,768
                                                       ----------   ----------
       Total current liabilities. . . . . . . . . . .     32,280       29,435
                                                       ----------   ----------

Long-Term Liabilities:
   Borrowings . . . . . . . . . . . . . . . . . . . .      6,574        7,577
   Pension obligation . . . . . . . . . . . . . . . .      4,168        5,486
   Deferred tax liability . . . . . . . . . . . . . .        145          143
   Other. . . . . . . . . . . . . . . . . . . . . . .      2,099        2,062
                                                       ----------   ----------
       Total long-term liabilities. . . . . . . . . .     12,986       15,268
                                                       ----------   ----------
Committments and Contingencies

Stockholders' Equity:
   Preferred stock, $10 par value, 500,000 shares
     authorized: no shares issued and outstanding . .         --           --
   Class A voting common stock, $0.01 par value,
     1,500,000 shares authorized, 810,586 shares
     issued and outstanding . . . . . . . . . . . . .          8            8
   Class B non-voting common stock, $0.01 par value,
     3,500,000 shares authorized, 1,281,304 shares
     issued and 1,281,390 shares outstanding. . . . .         13           13
   Paid in capital. . . . . . . . . . . . . . . . . .     11,154       11,154
   Retained earnings (deficit). . . . . . . . . . . .     (7,545)      (6,531)
   Accumulated other comprehensive loss . . . . . . .     (3,822)      (3,847)
                                                       ----------   ----------
                                                            (192)         797
   Less: Treasury stock at cost (32,914 shares) . . .       (185)        (185)
                                                       ----------   ----------
       Total stockholders' equity . . . . . . . . . .       (377)         612
                                                       ----------   ----------
                                                       $  44,889    $  45,315
                                                       ==========   ==========





     See Accompanying Notes to Condensed Consolidated Financial Statements

                       PLYMOUTH RUBBER COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)



                                                         Nine Months Ended
                                                       -----------------------
                                                         Aug. 27,     Aug. 29,
                                                          2004          2003
                                                       ----------   ----------
Cash flows relating to operating activities:
   Net income (loss). . . . . . . . . . . . . . . . .  $  (1,014)    $ (2,682)
     Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
       Depreciation and amortization. . . . . . . . .      2,096        2,150
   Changes in assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . .       (306)         560
       Inventory. . . . . . . . . . . . . . . . . . .     (1,578)      (1,004)
       Prepaid expenses and other current assets. . .        451          640
       Other assets . . . . . . . . . . . . . . . . .         71         (102)
       Accounts payable . . . . . . . . . . . . . . .         32          989
       Accrued expenses . . . . . . . . . . . . . . .        389          (57)
       Pension obligation . . . . . . . . . . . . . .        442         (531)
       Other liabilities. . . . . . . . . . . . . . .         35          (71)
                                                       ----------   ----------
Net provided by (used in) operating activities. . . .        618         (108)
                                                       ----------   ----------

Cash flows relating to investing activities:
   Capital expenditures . . . . . . . . . . . . . . .       (118)        (286)
                                                       ----------   ----------
Net cash used in investing activities . . . . . . . .       (118)        (286)
                                                       ----------   ----------

Cash flows relating to financing activities:
   Net increase in short-term debt. . . . . . . . . .        713        1,355
   Payments on term debt. . . . . . . . . . . . . . .       (919)        (788)
   Payments on capital leases . . . . . . . . . . . .       (289)        (266)
                                                       ----------   ----------
Net cash provided by provided by
   (used in) financing activities . . . . . . . . . .       (495)         301
                                                       ----------   ----------

Effect of exchange rates on cash. . . . . . . . . . .         (9)          63
                                                       ----------   ----------
Net change in cash. . . . . . . . . . . . . . . . . .         (4)         (30)
Cash at the beginning of the period . . . . . . . . .         10           37
                                                       ----------   ----------
Cash at the end of the period . . . . . . . . . . . .  $       6    $       7
                                                       ==========   ==========

Supplemental Disclosure of Cash Flow Information

Cash paid for interest. . . . . . . . . . . . . . . .  $   1,182    $   1,250
                                                       ==========   ==========
Cash paid for income taxes. . . . . . . . . . . . . .  $      60    $      24
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

Note 2.   Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's limited liquidity under existing debt arrangements, its working capital deficit, the recent history of losses, the missed pension payment that was due August 2004, and the overall risks associated with achieving the 2004 plan indicates that substantial doubt exists as to whether the Company will be able to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of August 27, 2004, the Company had approximately $419,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of applicable lending formulas. The Company is in compliance with its debt covenants as of August 27, 2004.

The Company had received waivers from the Internal Revenue Service (the "IRS") of minimum funding requirements of $855,000 in 2002 and $1,030,000 (of the $1,262,000 due) in 2003 for a frozen defined benefit pension plan. These waivers, for plan years ending November 30, 2001 and November 30, 2002, respectively, were conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2003 and November 30, 2004, and on the waiver amount of $1,030,000 being satisfactorily secured in favor of the Pension Benefit Guaranty Corporation (the "PBGC") by September 10, 2004. A payment of the minimum funding requirement of $1,533,000 was due on August 16, 2004. Of the amount due, $1,048,000 is for the plan year ended November 30, 2003 and $445,000 is the payment for prior years.

The Company has not paid this minimum funding requirement of $1,533,000. As a result, the Company expects the IRS to impose an initial excise tax on the Company in the amount of $153,000 for this year's amount due, plus the possible additional excise tax, interest, and penalties as described below.

The Company has submitted three requests to the IRS for additional relief related to its funding obligations. The first is an elimination of the condition of the funding waivers for plan years 2001 and 2002 that the Company satisfy its minimum funding requirements due August, 2004. The second is an extension to March, 2005 the date by which the minimum funding obligation of $1,030,000 be secured in favor of the PBGC. The Company cannot predict whether the IRS will grant any of these first two requests. If these requests are not granted, the IRS would retroactively impose an additional excise tax the amounts covered by previous two IRS waivers obtained in 2002 and 2003, for each of the three years totaling approximately $405,000, for a total excise tax due of approximately $558,000. Including $23,000 of estimated interest, and $17,000 for the first month of estimated penalties, $598,000 has been accrued in the Company's financial statements as of August 27, 2004. For each future month the payment is delayed, penalties will continue to accrue

                          PLYMOUTH RUBBER COMPANY, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)

at an estimated $17,000 per month up to a maximum of five months, and interest will continue to accrue at an estimated $7,000 per month. The Company's third request to the IRS is for a retroactive extension of the period for the amortization of the amounts due in respect of plan years 2001 and 2002 from 5 to 15 years, which would somewhat reduce the minimum funding and excise taxes due.

As required, the Company has notified the IRS, the PBGC, and the Pension Plan participants that it did not pay the August 2004 minimum funding requirement, and is required to include such notice in the Pension Plan Summary Annual Report. The 2004 pension payment and excise tax as calculated above continues to be due, and the IRS may impose a tax lien on the Company for the total excise tax amount due. At this time and depending on the amount, the Company plans to pay some or all of excise tax due and continue its pursuit of a number of possible financing options to improve cash availability, although its likely success is unknown at this time. The PBGC could choose to take one or more additional actions, which could include asking the Company for security, taking over the Plan, terminating the Plan, or other courses of action which could have an adverse impact on the Company's liquidity, financial position, and/or ability to continue operations.

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

For the remainder of fiscal 2004, management plans to increase sales as a result of the additional marketing investments that have been made in the wholesale and retail markets, and continues to control expenses to improve profitability and control capital spending, to provide additional cash from operating activities. In addition, the Company is pursuing a variety of financing options which,

                          PLYMOUTH RUBBER COMPANY, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)

depending on their structure, might
(1) require discussion with the lenders to modify existing loan agreements, including future payment schedules, and release part of their collateral (2) eliminate the balloon payments and extend the maturity dates as described above, or (3) remove the need to restructure debt. These transactions could increase equity and/or provide additional working capital needed for operations. The transactions include but are not limited to refinancing, partial sale, or sale and leaseback of Company-owned real estate, a rescheduling of term debt payments and a rearrangement of associated collateral, and/or the addition of new capital funds. However, the structure, dollar amount, and likely success of such transactions are unknown at this time.

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



                              Third Quarter Ended        Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 27,     Aug. 29,      Aug. 27,     Aug. 29,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Net income (loss)
 as reported. . . . . . . .  $    (771)   $  (1,118)  $   (1,014)   $  (2,682)

Deduct: Total stock-based
  employee compensation
  determined under fair
  value method for all
  awards, net of related
  tax effects . . . . . . .         (8)         (35)         (23)        (104)
                             ----------   ----------   ----------   ----------
Pro forma net loss. . . . .  $    (779)   $  (1,153)   $  (1,037)   $  (2,786)
                             ==========   ==========   ==========   ==========

Earnings per share:
  Basic, as reported. . . .  $   (0.37)   $   (0.54)   $   (0.49)   $   (1.30)
                             ==========   ==========   ==========   ==========
  Basic, pro forma. . . . .  $   (0.38)   $   (0.56)   $   (0.50)   $   (1.35)
                             ==========   ==========   ==========   ==========
  Diluted, as reported. . .  $   (0.37)   $   (0.54)   $   (0.49)   $   (1.30)
                             ==========   ==========   ==========   ==========
  Diluted, pro forma. . . .  $   (0.38)   $   (0.56)   $   (0.50)   $   (1.35)
                             ==========   ==========   ==========   ==========


Note 4.   Commitments and Contingencies

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $725,000 as of August 27, 2004 to cover future environmental expenditures related to these claims, which is net of $505,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may differ from the amount accrued for as of August 27, 2004 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA,

                          PLYMOUTH RUBBER COMPANY, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)

and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include investigation, assessment, containment, and remediation. The Company has accrued $279,000 as of August 27, 2004 to cover estimated future environmental cleanup expenditures, which is net of $975,000 payments made to date. Actual future costs may differ from the amount accrued as of August 27, 2004, because of changes in estimates for the time required to complete the cleanup.

Note 5.   Earnings (Loss) Per Share

The following table reflects the factors used in computing earnings
(loss) per share and the effect on income (loss) and the weighted average number of shares of potentially dilutive securities.


                              Third Quarter Ended(A)     Nine Months Ended(B)
                             -----------------------   -----------------------
                              Aug. 27,     Aug. 29,      Aug. 27,     Aug. 29,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
                               (In thousands except share and per share data)
Basic earnings (loss) per share
-------------------------------
Net income (loss) available
 to common stockholders . .  $    (771)   $  (1,118)   $  (1,014)   $  (2,682)
                             ==========   ==========   ==========   ==========
Weighted average shares . .  2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========

Net income (loss) per share  $   (0.37)   $   (0.54)   $   (0.49)   $   (1.30)
                             ==========   ==========   ==========   ==========


Diluted earnings (loss) per share
---------------------------------
Net income (loss) available
 to common stockholders . .  $    (771)   $  (1,118)   $  (1,014)   $  (2,682)
                             ==========   ==========   ==========   ==========

Weighted average shares . .  2,058,976    2,058,976    2,058,976    2,058,976
Effect of diluted
   stock options. . . . . .         --           --           --           --
                             ----------   ----------   ----------   ----------
Diluted weighted average
   shares . . . . . . . . .  2,058,976    2,058,976    2,058,976    2,058,976
                             ==========   ==========   ==========   ==========
Net income (loss) per share  $   (0.37)   $   (0.54)   $   (0.49)   $   (1.30)
                             ==========   ==========   ==========   ==========


(A) Options for 417,200 and 556,998 shares of common stock were outstanding at August 27, 2004 and August 29, 2003, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive.

                          PLYMOUTH RUBBER COMPANY, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)


(B) Options for 436,396 and 469,641 shares of common stock were outstanding at August 27, 2004 and August 29, 2003, respectively, but were not included in computing diluted earnings per share in each of the respective periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive. In addition, at August 29, 2003 options for 102,967 shares of common stock were outstanding, with exercise prices that were less than the average market price of the Company's common stock for the period, but were not included in computing diluted earnings per share because of the loss. At August 27, 2004, there we no outstanding options with exercise prices were less than the average market price of the Company's common stock for the period.


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

The table below presents information related to Plymouth Rubber's business segments for the third quarter and nine months ended August 27, 2004 and August 29, 2003.


                              Third Quarter Ended        Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 27,     Aug. 29,      Aug. 27,     Aug. 29,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Segment sales to
 unaffiliated customers:
  Plymouth Tapes. . . . . .  $  14,296    $  12,970    $  44,631    $  41,363
  Brite-Line Technologies .      3,781        3,000        8,241        6,437
                             ----------   ----------   ----------   ----------
  Consolidated net sales. .  $  18,077    $  15,970    $  52,872    $  47,800
                             ==========   ==========   ==========   ==========
Segment operating
 income (loss):
  Plymouth Tapes. . . . . .  $  (1,079)   $    (947)   $    (609)   $  (1,755)
  Brite-Line Technologies .        702          417          970          447
                             ----------   ----------   ----------   ----------
Consolidated segment
 operating income (loss). .       (377)        (530)         361       (1,308)

Interest expense. . . . . .       (422)        (455)      (1,282)      (1,338)
Other income (expense). . .         55         (117)          55           15
                             ----------   ----------   ----------   ----------
Consolidated income
 (loss),before taxes. . . . $     (744)   $  (1,102)   $    (866)   $  (2,631)
                             ==========   ==========   ==========   ==========

                          PLYMOUTH RUBBER COMPANY, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited) (Continued)

Note 7.   Goodwill

As of December 1, 2001 the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with the guidelines of this accounting principle, goodwill and indefinite lived intangible assets are no longer amortized but will be assessed for impairment on at least on annual basis. The Company has elected to test annually for goodwill impairment at the end of each fiscal year. Goodwill will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. Through fiscal 2001 the Company amortized goodwill over a period of five years. Since the adoption of the provisions of SFAS No. 142, there have been no impairment charges recognized by the Company as the fair value of the reporting unit to which the goodwill relates has exceeded book value.

At August 27, 2004, the Company has goodwill of $489,000 relating to the purchase of Plymouth Rubber Eurpoa, S.A. The change in goodwill from period to period is a result of currency rate changes.


Note 8.   Retirement and Other Benefit Plans

The of net periodic pension expense for the third quarter and nine months is as follows:


                              Third Quarter Ended        Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 27,     Aug. 29,      Aug. 27,     Aug. 29,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Service cost. . . . . . . .  $      --    $      --    $      --    $      --
Interest cost . . . . . . .        161          152          496          469
Expected return on assets .       (121)        (113)        (374)        (347)
Amortization of net gain. .        104           78          321          239
                             ----------   ----------   ----------   ----------
Net periodic pension
 expense. . . . . . . . . .  $     144    $     117    $     443    $     361
                             ==========   ==========   ==========   ==========

                              Third Quarter Ended        Nine Months Ended
                             -----------------------   -----------------------
                              Aug. 27,     Aug. 29,      Aug. 27,     Aug. 29,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
Service cost. . . . . . . .  $      15    $      15    $      47    $      45
Interest cost . . . . . . .         16           15           47           45
Amortization of net gain. .         --           --           --           --
                             ----------   ----------   ----------   ----------
Net periodic postretirement
 expense. . . . . . . . . .  $      31    $      30    $      94    $      90
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

First Nine Months 2004, Compared with First Nine Months, 2003

Overall Summary of First Nine Months, 2004 Financial Results

For the first nine months of 2004, sales increased 11% from last year, with increases at both Plymouth Tapes and Brite-Line. Management believes that increased sales levels are a critical component of improved profitability.

Overall costs in the first nine months of 2004 increased compared to the first nine months of 2003, with a 12% increase in selling, general and administrative costs, related to an increase in accrued excise tax and sales volume increases, partially offset by a 2% decrease in fixed manufacturing costs. Thus the increased sales and its associated improved variable margin dollars reduced the pre-tax loss to $866,000, from a loss of $2,631,000 in the first nine months of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations    (Continued)

Sales and Margins

Sales increased at both Plymouth Tapes and Brite-Line as described below:

                                 Nine Months Sales
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $ 44,631,000  $ 41,363,000    3,268,000       8
  Brite-Line Technologies .    8,241,000     6,437,000    1,804,000      28
                             -----------   -----------   ----------
  Total . . . . . . . . . . $ 52,872,000  $ 47,800,000    5,072,000      11
                             ===========   ===========   ==========


Plymouth Tapes' sales to automotive markets increased 3%, or $810,000, due to increased demand partially offset by certain price decreases. International automotive sales increased 49%, while domestic automotive sales decreased 6%, primarily because of shifts in automotive harness manufacturing to lower labor cost foreign locations. Sales in all other markets increased 15%, or $2,458,000, due primarily to increases in the electrical tapes markets, which contributed $1,901,000 of sales growth, and resulted from the marketing and sales investments made during the last two years, as well as from incremental demand from the general economic improvement. The remaining sales growth of $557,000, or 10% was from sales of specialty products to industrial customers, benefiting from the general economic improvement. The overall sales growth at Plymouth Tapes was also aided by a favorable Euro/Dollar exchange rate for those sales originally denominated in Euros, which accounted for $804,000 of the dollar sales growth described above.

At Brite-Line Technologies, the sales increase was attributable to new product approvals earlier in the year, as well as a mix shift to higher priced products and price increases on certain products.

In addition, favorable US foreign exchange rates made both Plymouth Tapes' and Brite-Line's domestically manufactured products more competitive in international markets, which contributes the increased product demand.

Gross margin, as a percentage of sales increased at both Plymouth Tapes and at Brite-Line as described below:


                              Nine Months Gross Margin
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $  7,972,000  $  5,830,000    2,142,000      37
   % sales. . . . . . . . .       18            14

  Brite-Line Technologies .    2,285,000     1,685,000      600,000      36
   % sales. . . . . . . . .       28            26

  Total . . . . . . . . . . $ 10,257,000  $  7,515,000    2,742,000      36
   % sales. . . . . . . . .       19            16


The major factors in the $2,142,000 Plymouth Tapes gross margin increase were the higher sales described above, which accounted for an additional margin of approximately $1,358,000, and $424,000 of improved overhead absorption due to the increased plant activity. In addition, (and despite the higher sales), lower spending on manufacturing overhead, due largely to continued tight spending controls, contributed approximately $360,000 of increased margin. This consisted of $440,000 of lower indirect manufacturing labor, $95,000 of decreased taxes and insurance, a

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations    (Continued)

decrease in depreciation of $86,000, $65,000 of lower fringe expense, and $52,000 of decreased utilities and rent, partially offset by $286,000 of increased purchases of indirect materials and other purchases, $31,000 of increased temporary help to support the increased volumes, increased environmental disposal costs of $27,000, $22,000 of increased manufacturing professional fees, and $12,000 of other cost increases.

The major factor driving the gross margin increase at Brite-Line was also increased sales, which accounted for $696,000 of additional gross margin. The primary offsetting factors were (1) $64,000 of unfavorable manufacturing yields and (2) manufacturing expense increases of $32,000, due mostly to $38,000 of increased temporary help to support the higher sales, $22,000 of increased professional fees to support new product development, $13,000 of increased outside testing services, primarily for the new European product approvals, and higher rent and utility costs of $9,000, partially offset by decreased labor and fringe of $25,000, $15,000 of decreased indirect materials, and $8,000 decreased outside services.

Expenses

Selling, general and administrative expenses (SG&A) at both Plymouth Tapes and Brite-Line increased in dollars, as described below:


                                 Nine Months SG&A
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $  8,581,000  $  7,585,000      996,000      13
   % sales. . . . . . . . .       19            18

  Brite-Line Technologies .    1,315,000     1,238,000       77,000       6
   % sales. . . . . . . . .       16            19

  Total . . . . . . . . . . $  9,896,000  $  8,823,000    1,073,000      12
   % sales. . . . . . . . .       19            18


At Plymouth Tapes, the major dollar increases in selling, general and administrative expenses were related largely to sales volume increases, and included higher freight costs of $199,000 to ship and distribute higher product volumes, an $83,000 increase in salaries and fringe benefits, all related to selling, a $72,000 increase in commissions for the higher sales, $25,000 in increased travel expenses, $20,000 of increased warehouse costs related to the increased sales, supplies increases of $24,000, also to support higher sales volumes, and a $66,000 increase in professional fees to support of variety of business activities. The largest increase was a $598,000 increase in accrued excise tax as a result of the non-payment of the minimum pension funding payment due in August 2004. Partially offsetting decreases were a $54,000 reduction in advertising, as a large portion of Contractor/Industrial marketing investments were made during 2003, a $49,000 decrease in insurance, and a $36,000 decrease in directors' fees.

At Brite-Line Technologies, expenses were held relatively flat despite the larger percentage increase in sales. The major dollar increases in selling, general and administrative expenses were, as in Plymouth Tapes, largely related to sales volume increases, and included $92,000 of additional freight expenses to support the higher sales activity, a $71,000 increase in testing expenses for the new product approvals referenced above, and a $30,000 increase in royalties and license fees related to higher sales. Partially offsetting decreases were a $46,000 decrease in bad debt reserve, a $16,000 of decreased field equipment purchases, and a $13,000 decrease in advertising.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations    (Continued)


Interest expense in 2004 decreased slightly by 4% to $1,282,000 compared to $1,338,000 in 2003. Other income increased to $55,000 in 2004 due largely to a gain on an insurance claim, compared to $15,000 in 2003.

Resulting Profit/Loss

The pre-tax and net losses are described below:

                                    Nine Months
                                    (Unaudited)
                             -------------------------
                                 2004         2003
                             -----------   -----------
  Pre tax loss  . . . . . . $   (866,000) $ (2,631,000)
  Tax provision . . . . . .     (148,000)      (51,000)
                             -----------   -----------
  Net loss. . . . . . . . . $ (1,014,000) $ (2,682,000)
                             ===========   ===========

In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2004 and 2003, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at August 27, 2004 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit. The 2004 and 2003 tax expense were recorded for the Company's Spanish subsidiary.


Third Quarter, 2004, Compared with Third Quarter, 2003


Overall Summary of Third Quarter 2004 Financial Results

For the third quarter of 2004, sales increased 13% from last year, with increases at both Plymouth Tapes and Brite-Line. Management believes that increased sales levels are a critical component of improved profitability.

Overall costs in the third quarter of 2004 increased significantly with the third quarter of 2003, with a 33% increase in selling, general and administrative costs, related primarily to the accrued excise tax matter previously discussed and certain sales volume increases, and a 2% increase in fixed manufacturing costs. However the increased sales and improved variable margin more than offset the increase in expenses and improved the income before tax from a loss of $1,102,000 in 2003 to a loss of $744,000 in 2004.

Sales and Margins

Sales increased at both Plymouth Tapes and Brite-Line as described below:


                                 Third Quarter Sales
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $ 14,296,000  $ 12,970,000    1,326,000      10
  Brite-Line Technologies .    3,781,000     3,000,000      781,000      26
                             -----------   -----------   ----------
  Total . . . . . . . . . . $ 18,077,000  $ 15,970,000    2,107,000      13
                             ===========   ===========   ==========

Plymouth Tapes' sales to automotive markets increased 7%, or $532,000, due to increased demand partially offset by certain price decreases. International automotive sales increased 33%, while domestic automotive sales increased 2%, primarily because of shifts in automotive harness manufacturing to lower labor cost foreign locations. Sales in all other markets increased

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations    (Continued)

14%, or $794,000, due primarily to increases in the electrical tapes markets, which contributed $447,000 of sales growth, and resulted from the marketing and sales investments made during the last two years, as well as from incremental demand from the general economic improvement. The remaining sales growth of $347,000, or 20% was from sales of specialty products to industrial customers, benefiting from the general economic improvement. The overall sales growth at Plymouth Tapes was also aided by a favorable Euro/Dollar exchange rate for those sales originally denominated in Euros, which accounted for $199,000 of the dollar sales growth described above.

At Brite-Line Technologies, the sales increase was attributable to certain new product approvals earlier in the year, as well as a mix shift to higher priced products, and price increases on certain products.

In addition, favorable US foreign exchange rates made both Plymouth Tapes' and Brite-Line's domestically manufactured products more competitive in international markets, which contributes to the increased product demand.

Gross margin as a percentage of sales increased at both Plymouth Tapes and Brite-Line as described below:


                             Third Quarter Gross Margin
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $  2,153,000  $  1,435,000      718,000      50
   % sales. . . . . . . . .       15            11

  Brite-Line Technologies .    1,167,000       810,000      357,000      44
   % sales. . . . . . . . .       31            27

  Total . . . . . . . . . . $  3,320,000  $  2,245,000    1,075,000      48
   % sales. . . . . . . . .       18            14


The major factors in the $718,000 Plymouth Tapes gross margin increase were the higher sales described above, which accounted for an additional margin of approximately $597,000, despite $114,000 of higher spending on manufacturing overhead. The major spending items included $135,000 of increased purchases of indirect materials and other purchases, $111,000 of higher fringe expense, due largely to last year's third quarter reduction in employee benefits, $8,000 of increased temporary help to support the increased volumes, and $7,000 of increased professional fees, partially offset by $96,000 of lower indirect manufacturing labor, $23,000 of decreased taxes and insurance, a decrease in depreciation of $28,000, and $58,000 of decreased utilities and rent. There was also $121,000 of improved overhead absorption due to the increased plant activity.

The major factor driving the gross margin increase at Brite-Line was also increased sales, which accounted for $402,000 of additional gross margin and $34,000 of higher manufacturing overhead absorption due to increased plant activity compared to last year. The primary offsetting factors were (1) $69,000 of unfavorable manufacturing yields and (2) manufacturing expense increases of $10,000, due mostly to $14,000 of increased indirect materials and $10,000 of increased outside testing services, primarily for the new European product approvals, partially offset by decreased labor and fringe of $12,000.

Expenses

Selling, general and administrative expenses (SG&A) at both Plymouth Tapes and Brite-Line is described below:

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations    (Continued)

                                Third Quarter SG&A
                                    (Unaudited)                 Increase
                             -------------------------   ---------------------
                                 2004         2003            $          %
                             -----------   -----------   ----------   --------
  Plymouth Tapes. . . . . . $  3,232,000  $  2,382,000      850,000      36
   % sales. . . . . . . . .       23            18

  Brite-Line Technologies .      465,000       393,000       72,000      18
   % sales. . . . . . . . .       12            13

  Total . . . . . . . . . . $  3,697,000  $  2,775,000      9227,000      33
   % sales. . . . . . . . .       20            17

At Plymouth Tapes, the largest dollar increases in selling, general and administrative expenses was a $598,000 increase in accrued excise tax as a result of the non-payment of the minimum pension funding payment due in August 2004. Other increases were related largely to sales volume increases, and included higher freight costs of $57,000 to ship and distribute higher product volumes, a $37,000 increase in marketing expenses to continue sales support in the electrical tape markets, a $30,000 increase in bad debt expense, primarily to support a higher accrual for the accounts receivable balances, supplies increases of $9,000, an $18,000 increase in commissions for the higher sales volumes, an $19,000 increase in salaries and fringe benefits, and a $122,000 increase in professional fees to support of variety of business activities. The remaining expense categories were largely even with last year, with the only decrease of significance a $12,000 of lower insurance costs.

At Brite-Line Technologies, expenses increased 18%, compared to the larger 26% percentage increase in sales. The major dollar increases in selling, general and administrative expenses included a $53,000 increase in salaries and fringe, mostly related to sales, $50,000 of additional freight expenses to support the higher sales activity, a $13,000 increase in royalties and license fees related to higher sales, and a $11,000 increase in professional fees. Partially offsetting decrease was a $62,000 decrease in bad debt reserve, due to a one-time increase in the reserve in the third quarter of 2003, a 2004 reduction in reserves for specific customers, and a higher accounts receivable balance in 2004.

Interest expense in 2004 decreased $33,000 or 7%, to $422,000 compared to $455,000 in 2003. Other income increased to $55,000 in 2004 due largely to a gain on an insurance claim, compared to a $117,000 loss in 2003, which was attributable to foreign exchange losses.

Resulting Profit/Loss

The pre-tax and net losses are described below:


                                   Third Quarter
                                    (Unaudited)
                             -------------------------
                                 2004         2003
                             -----------   -----------
  Pre tax income (loss) . . $   (744,000) $ (1,102,000)
  Tax provision . . . . . .      (27,000)      (16,000)
                             -----------   -----------
  Net income (loss) . . . . $   (771,000) $ (1,118,000)
                             ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations    (Continued)

In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS109), a full valuation allowance was recorded for any tax benefits generated from the Company's domestic operations in 2004 and 2003, as they could not be carried back to recover taxes paid and may not be offset by the reversal of future taxable differences. The Company's liquidity situation at August 27, 2004 also provides significant negative evidence regarding its ability to generate sufficient taxable income in the future to realize any deferred tax benefit. The 2004 and 2003 tax expense were recorded for the Company's Spanish subsidiary.

Liquidity and Capital Resources

Management believes that cash flows generated from operations, and/or additional financing accompanied by a restructuring of existing loan agreements, and/or a rescheduling of pension obligations will be sufficient to meet the Company's liquidity needs during fiscal 2004.

Overall Cash Position

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's limited liquidity under existing debt arrangements, its working capital deficit, the recent history of losses, the missed pension payment that was due August 2004, and the overall risks associated with achieving the 2004 plan indicates that substantial doubt exists as to whether the Company will be able to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of August 27, 2004, the Company had approximately $419,000 of unused borrowing capacity under its revolving line of credit with its primary working capital lender, after consideration of applicable lending formulas. The Company is in compliance with its debt covenants as of August 27, 2004.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations    (Continued)

Based upon the new arrangements, future principal and interest payments due on domestic term debt are as follows:

Fiscal 2004
   Fourth Quarter . . . . . $    754,000

Fiscal 2005
   First Quarter  . . . . .      448,000
   Second Quarter . . . . .      444,000
   Third Quarter  . . . . .      445,000
   Fourth Quarter . . . . .    4,802,000

Fiscal 2006 . . . . . . . .      565,000
Fiscal 2007 . . . . . . . .      650,000
Fiscal 2008 . . . . . . . .      309,000



According to the revised loan agreements, approximately $4,565,000 of the fourth quarter amount due in fiscal 2005 of $4,802,000 will have extended maturity dates from April 1, 2006 to April 1, 2011 if the following conditions are met: (1) the senior lien on the Company's real property is limited to $2.0 million and (2) the appraised fair market value of the real property subject to the mortgage is not less than $2.5 million. The Company's plans to address the fourth quarter 2005 payments due are discussed below.

Cash Pension Contributions for Defined Benefit Plan

The Company had received waivers from the Internal Revenue Service (the "IRS") of minimum funding requirements of $855,000 in 2002 and $1,030,000 (of the $1,262,000 due) in 2003 for a frozen defined benefit pension plan. These waivers, for plan years ending November 30, 2001 and November 30, 2002, respectively, were conditioned on the Company satisfying the minimum funding requirements for the plan years ending November 30, 2003 and November 30, 2004, and on the waiver amount of $1,030,000 being satisfactorily secured in favor of the Pension Benefit Guaranty Corporation (the "PBGC") by September 10, 2004. A payment of the minimum funding requirement of $1,533,000 was due on August 16, 2004. Of the amount due, $1,048,000 is for the plan year ended November 30, 2003 and $445,000 is the payment for prior years.

The Company has not paid this minimum funding requirement of $1,533,000. As a result, the Company expects the IRS to impose an initial excise tax on the Company in the amount of $153,000 for this year's amount due, plus the possible additional excise tax, interest, and penalties as described below.

The Company has submitted three requests to the IRS for additional relief related to its funding obligations. The first is an elimination of the condition of the funding waivers for plan years 2001 and 2002 that the Company satisfy its minimum funding requirements due August, 2004. The second is an extension to March, 2005 the date by which the minimum funding obligation of $1,030,000 be secured in favor of the PBGC. The Company cannot predict whether the IRS will grant any of these first two requests. If these requests are not granted, the IRS would retroactively impose an additional excise tax on the amounts covered by the previous two IRS waivers obtained in 2002 and 2003, for each of the three years totaling approximately $405,000, for a total excise tax due of approximately $558,000. Including $23,000 of estimated interest, and $17,000 for the first month of estimated penalties, $598,000 has been accrued in the Company's financial statements as of August 27, 2004. For each future month the payment is delayed, penalties will continue to accrue at an estimated $17,000 per month up to a maximum of five months, and interest will continue to accrue at an estimated $7,000 per month. The Company's third request to the IRS is for a retroactive extension of the period for the amortization of the amounts due in respect of plan

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations    (Continued)

years 2001 and 2002 from 5 to 15 years, which would somewhat reduce the minimum funding and excise taxes due.

As required, the Company has notified the IRS, the PBGC, and the Pension Plan participants that it did not pay the August 2004 minimum funding requirement, and is required to include such notice in the Pension Plan Summary Annual Report. The 2004 pension payment and excise tax as calculated above continues to be due, and the IRS may impose a tax lien on the Company for the total excise tax amount due. At this time and depending on the amount, the Company plans to pay some or all of excise tax due and continue its pursuit of a number of possible financing options to improve cash availability, although its likely success is unknown at this time. The PBGC could choose to take one or more additional actions, which could include asking the Company for security, taking over the Plan, terminating the Plan, or other courses of action which could have an adverse impact on the Company's liquidity, financial position, and/or ability to continue operations.

Working Capital

The Company's working capital position decreased from a negative $4,350,000 at November 28, 2003 to a negative $5,696,000 at August 27,
2004, due to a $2,138,000 increase in accrued expenses, a $744,000 increase in short term debt, a $449,000 decrease in prepaid and other current assets, a $54,000 increase in accounts payable, and a $4,000 decrease in cash. The $2,155,000 increase in accrued expenses was due to a $1,760,000 increase in the current portion of the pension obligation and a $598,000 increase in pension excise tax, as the minimum funding payment due in August 2005 became current, in addition to the 2004 payment due and its associated excise tax. The $744,000 increase in short term debt is comparable to a $1,487,000 increase in the third quarter of 2003, and is due largely to finance the $1,952,000 increase in accounts receivable and inventory. The accounts payable increased $54,000, due in part to an increase in certain raw material prices compared to the beginning of the year. Although the Company's third quarter 2004 payments to suppliers were slower than the stated terms, as has been normal, the Company continues to receive open payment terms from most of its suppliers, largely net 30 days, net 60 days, net 45 days with some total dollar credit lines. There are some suppliers that require advance payment, including some foreign suppliers and some suppliers that provide the Company with custom manufactured raw materials and equipment. Discontinuance of open terms from suppliers would have a material adverse effect on the Company.
The $449,000 decrease in prepaid expenses is largely due to the reduction in the prepaid insurance, as most insurances were renewed in September after the end of the quarter.

These decreases were partially offset by a $346,000 increase in accounts receivable, a $1,606,000 increase in inventory, and a $108,000 decrease in the current portion of long term borrowings. The $346,000 increase in accounts receivable results from a $413,000 increase in sales for the last two months of the third quarter of 2004, compared to the last two months of the fourth quarter of 2003. The $1,606,000 increase in inventory is comparable to an increase of $1,152,000 in the third quarter of 2003 compared to the fourth quarter of 2002.
Inventory is normally increased in the third quarter to support the seasonally normal increase in third quarter sales compared to the previous fourth quarter sales.

Company Plans

For the reminder of fiscal 2004, management plans to increase sales as a result of the additional marketing investments that have been made in the wholesale and retail markets, and continues to control expenses to improve profitability and control capital spending, to provide additional cash from operating activities. In addition, the Company is pursuing a variety of financing options which, depending on their structure, might
(1) require discussion with the lenders to modify existing loan agreements, including future payment schedules, and release part of their collateral (2) eliminate the balloon payments and extend the maturity dates as described above, or (3) remove the need to restructure debt. These transactions could increase equity and/or provide additional working

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations    (Continued)

capital needed for operations.  The
transactions include but are not limited to refinancing, partial sale, or sale and leaseback of Company-owned real estate, a rescheduling of term debt payments and a rearrangement of associated collateral, and/or the addition of new capital funds. However, the structure, dollar amount, and likely success of such transactions are unknown at this time.

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

Cash Flows

Cash provided by operating activities was $618,000 in the third quarter of 2004, compared to cash used of $108,000 in 2003. The major factors contributing to cash provided by operating activities were depreciation and amortization of $2,096,000, an decrease in prepaid expenses of $451,000, a $442,000 increase in pension obligation, an increase in accrued expenses of $389,000, a $71,000 decrease in other assets, an increase in other liabilities of $35,000, and an increase in accounts payable of $32,000, partially offset by an increase in inventory of $1,578,000, a net loss of $1,014,000, and a $306,000 increase in accounts receivable. This cash provided by operating activities and additional short-term borrowings of $713,000 were used to pay off term debt and capital leases of $1,208,000, and for capital expenditures of $118,000.

Delphi Automotive

Since 1988, Plymouth Rubber has been the primary source of PVC (vinyl) harness tapes for the North American wire harness operations of Delphi Automotive Systems Corporation ("Delphi"), formerly Packard Electric Division of General Motors, and the current contract extends to 2005. Delphi accounted for approximately 26% of the Company's net sales for the nine month period ended August 27, 2004. Delphi accounted for approximately 32% of the Company's net sales in fiscal 2003. The Company has had an over 30-year relationship with Delphi, has extended its contracts with Delphi a number of times over the years, and expects that the current one will be extended as well. However, Delphi constitutes a significant percentage of the Company's sales and the loss of any major portion of its business would have a material adverse effect on the Company.

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

A summary of the Company's cash requirements related to its remaining outstanding long term debt, future minimum lease payments, and estimated pension funding requirements are as follows:

                                                      Estimated
                                         Operating     Pension
                           Long Term      Lease        Funding
 Fiscal Year:                Debt       Commitments  Requirements     Total
                         ------------   -----------  -----------  -----------
   2004. . . . . . . . . $    579,000   $   144,000  $        --  $   723,000
   2005. . . . . . . . .    5,900,000       463,000    3,340,000    9,703,000
   2006. . . . . . . . .      710,000       262,000      960,000    1,932,000
   2007. . . . . . . . .      724,000            --    1,030,000    1,754,000
   2008. . . . . . . . .      319,000            --    1,310,000    1,629,000
   Thereafter. . . . . .        2,000            --      230,000      232,000
                         ------------   -----------  -----------  -----------
   Total . . . . . . . . $  8,234,000   $   869,000  $ 6,870,000  $15,973,000
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

Environmental

The Company has been named as a Potentially Responsible Party by the United States Environmental Protection Agency in two ongoing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on two sites in Massachusetts. The Company has accrued $725,000 as of August 27, 2004 to cover future environmental expenditures related to these claims, which is net of $505,000 payments made to date. The accrual represents the Company's estimate of the remaining remediation costs based upon the best information currently available. Actual future costs may differ from the amount accrued for as of August 27, 2004 and may be affected by various factors, including future testing, the remediation alternatives taken at the sites, and actual cleanup costs. The final remediation costs could also be subject to adjustment because of the long term nature of the cases, legislative changes, insurance coverage, joint and several liability provisions of CERCLA, and the Company's ability to successfully negotiate an outcome similar to its previous experience in these matters.

The Company has also received Notices of Responsibility under Massachusetts General Laws Chapter 21E on three sites at the Company's facilities in Canton, Massachusetts. In all of these cases, the Company has taken a variety of actions towards the ultimate cleanup, depending upon the status of each of the sites. These activities include investigation, assessment, containment, and remediation. The Company has accrued $279,000 as of August 27, 2004 to cover estimated future environmental cleanup expenditures, which is net of $975,000 payments made to date. Actual future costs may differ from the amount accrued as of August 27, 2004, because of changes in estimates for the time required to complete the cleanup.

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

                  PLYMOUTH RUBBER COMPANY, INC.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

At August 27, 2004, the carrying value of Company's debt totaled $23.0 million, which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At August 27, 2004, the Company had fixed rate debt of $7.7 million and variable rate debt of $15.3 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one-percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $92,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $153,000, holding other variables constant.

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

  Not Applicable

Item 5.  Other Information

  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Index to Exhibits

(b) Reports on Form 8K:

July 8, 2004 - The Company furnished a current report on Form 8-K with its amended code of conduct and ethics (Item 10).

July 12, 2004 - The Company furnished a current report on Form 8-K with the results of operations and financial condition for the second quarter and six months ended May 28, 2004 (Item 12).

August 26, 2004 - The Company furnished a current report on Form 8-K to report that the Company did not pay its minimum pension contribution (Item 5).

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




Date: October 12, 2004

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